Form 10-K
COMMERCIAL DEVELOPMENT FUND 85
filed 1995-03-30
CIK 769400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
              Exact name of registrant as specified in its charter


      Connecticut                                       06-1141277
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York           10285
Address of principal executive offices                           zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Documents Incorporated by Reference:

Portions of Prospectus dated August 9, 1985 filed with the Securities and Exchange Commission pursuant to rule 424(b) on August 16, 1985 are incorporated by reference into Parts I, II, III and IV of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

(a)	General Development of Business

Commercial Development Fund 85, A Real Estate Limited Partnership (the "Partnership") was formed on May 20, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to acquire, own and operate the following three commercial properties (the "Properties" or individually a "Property"): Oakbrook Corners, a service center complex located in Atlanta, Georgia; North Pointe, a four-story office building located in Greensboro, North Carolina; and Atrium I, a five-story atrium office building located in Mt. Laurel, New Jersey. Oakbrook Corners was sold on November 20, 1986 for $9,050,000 resulting in net proceeds to the Partnership of $8,713,538. North Pointe was sold on October 24, 1994 for $4,900,000 resulting in net proceeds to the Partnership of $4,684,491.

On December 3, 1990 and December 6, 1990, Phoenix sent a notice of resignation as co-General Partner of the Partnership to CDF85 Real Estate Services Inc. ("RE Services" or the "General Partner"), formerly Shearson Lehman Brothers Real Estate Services I, Inc. (See Item 10. "Certain Matters Involving Affiliates of RE Services"), the Partnership's other co-General Partner, and to the Limited Partners, respectively. The effective date of the resignation was May 4, 1991. As a result of the resignation of Phoenix, RE Services, as sole General Partner manages the affairs of the Partnership. Details of Phoenix's withdrawal are incorporated by reference to Note 1 "Organization" of the Notes to the Financial Statements.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements.

(b)	Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements.

(d)	Competition

Incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

(e)	Employees

The Registrant has no employees.


Item 2.  Properties

Description of Property and discussion of material leases at the Property incorporated by reference to the section entitled Message to Investors on page 1 in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14, and Note 3 "Real Estate Investments" of the Notes to the Financial Statements.


Item 3.  Legal Proceedings

Neither the Registrant nor any of the Properties is subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the fourth quarter of 1994.



                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)	Market Information

An established public market for Interests does not exist and is not likely to develop. Furthermore, the transfer of Interests is subject to certain limitations. Reference is made to the information contained under the caption "Risk Factors - No Market for Interests" on page 18 and "Summary of the Limited Partnership Agreement - Transferability of Interests" on pages 73 and 74 of the Prospectus dated August 9, 1985.

(b)	Holders

As of December 31, 1994, there were 2,821 holders of record, owning an aggregate of 29,000 Units.

(c)	Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1994 incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 1994, the Partnership had cash and cash equivalents totaling $1,048,774, compared with $1,062,569 at December 31, 1993. The $13,795 decrease is primarily attributable to the payment of cash distributions and tenant and building improvements in excess of cash flow from operations and proceeds from the sale of North Pointe. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium and future capital expenditures.

On October 24, 1994, the partnership sold North Pointe for a gross sales price of $4,900,000 to Cone Mills, a major tenant occupying 72% of the property's leasable area. The partnership received proceeds from the sale in the amount of $4,684,491 net of selling costs. The Partnership recognized a gain on sale of $216,998.

Accounts receivable decreased $151,089 from the December 31, 1993 balance of $180,838 to $29,749 at December 31, 1994. The decrease is primarily due to the receipt of Atrium's 1991 and 1992 tax abatement and the write-off of North Pointe's outstanding receivable balance. Deferred rent receivable totaled $298,572 at December 31, 1994 compared with $614,783 at December 31, 1993. The decrease is primarily attributable to the amortization of rental concessions included in certain leases at Atrium and the write-off of North Pointe's deferred rent receivable balance.

Tenant improvement payables were $91,798 at December 31, 1994 as compared to $36,544 at December 31, 1993. The increase of $55,254 is the result of a tenant improvement allowance addition at Atrium which will be paid during the first quarter of 1995.

Cash distributions totalling $190.64 and $40 per Unit were paid for the years ended December 31, 1994 and 1993. In addition, a cash distribution in the amount of $3 per unit for the fourth quarter ended December 31, 1994 was paid to the Limited Partners on February 9, 1995. After reviewing the Partnership's operations for 1994, the General Partner determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at Atrium, and a cash distribution to the Limited Partners. The timing and amount of future cash distributions, if any, will be reviewed quarterly by the General Partner. Future cash distributions may be reduced or suspended in anticipation of significant lease expirations in 1995 at Atrium. In addition, distributions may become more volatile since the Partnership has only one remaining property.

Results of Operations

1994 Versus 1993
Operations resulted in net income of $304,624 for the year ended December 31, 1994, as compared to $359,224 for the year ended December 31, 1993. The decrease reflects lower rental and interest income combined with an increase in total expenses resulting from write-offs related to the sale of North Pointe and an increase in bad debt expense. The write-offs consisted of deferred rent receivable and leasing commissions.

Rental income totaled $2,037,817 for the year ended December 31, 1994, compared with $2,114,886 for the year ended December 31, 1993. The decrease of $77,069 is attributable to the sale of the North Pointe property. Interest and other income totaled $57,241 and $120,152 for the years ended December 31, 1994 and 1993, respectively. The decrease of $62,911 is attributable to the accrual in 1993 of Atrium's 1991 and 1992 tax abatement refund.

Property operating expenses totaled $1,097,188 at December 31, 1994, as compared to $1,189,004 for the year ended December 31, 1993. The decrease of $91,816 is primarily related to the sale of North Pointe. Bad debt expense totaled $93,786 for the year ended December 31, 1994 reflecting the reserve for a tenant's outstanding rent receivable balance at North Pointe.

The lease level at Atrium I as of December 31, 1994 was 86%.

1993 Versus 1992
Operations resulted in net income of $359,224 for the year ended December 31, 1993, slightly higher than $351,075 for the year ended December 31, 1992.

Rental income totaled $2,114,886 for the year ended December 31, 1993, compared with $2,039,472 for the year ended December 31, 1992. The increase is largely attributable to higher occupancy at North Pointe. Tenant expense reimbursements totaled $158,237 for the year ended December 31, 1993, compared with $185,953 for the year ended December 31, 1992. The 15% decrease reflects a reduction in amounts billed to certain tenants in accordance with their lease terms. Interest income totaled $28,983 and $31,596 for the years ended December 31, 1993 and 1992, respectively. The decrease is primarily the result of lower average cash balances maintained by the Partnership during 1993.

Property operating expenses totaled $1,189,004 for the year ended December 31, 1993, largely unchanged from $1,179,367 for the year ended December 31, 1992. The slight increase is primarily attributable to higher building maintenance and repair and utilities in 1993. General and administrative expenses totaled $89,027 for the year end December 31, 1993 and $101,385 in 1992. The 12%
decrease is primarily attributable to a decline in printing costs which resulted from cost savings due to the implementation of desktop publishing in 1993.

The lease levels at Atrium I and North Pointe as of December 31, 1993 were 86% and 91%, respectively.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to pages 4 to 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under
Item 14, and page F-1 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Registrant is CDF85 Real Estate Services Inc. ("RE Services"), formerly Shearson Lehman Brothers Real Estate Services I, Inc., an affiliate of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates of RE Services" for a description of the sale of certain of Shearson Lehman Brothers, Inc. ("Shearson") domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co.
Incorporated, which resulted in a change in the general partner's name.   Brief
descriptions of the business experience of the directors and officers of the General Partner are provided below. There is no family relationship among any of the persons currently serving as directors or officers of the General Partner.

Certain officers and directors of RE Services are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships that have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships that have filed bankruptcy petitions own real estate that has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of bankruptcy laws to protect the partnership's assets from losses through foreclosure.

The executive officers and directors of RE Services are listed below.

        Name                  Age     Office

        Kenneth L. Zakin      47      President and Director
        William Caulfield     35      Vice President and Chief Financial Officer
        Joseph Donaldson      31      Vice President

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He r eceived a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University.

Joseph Donaldson serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RE Services

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the Shearson Lehman Real Estate Services I, Inc. general partner changed its name to CDF85 Real Estate Services Inc. to delete any reference to "Shearson."


Item 11.  Executive Compensation

The General Partner and its Affiliates receive certain fees, commissions, and reimbursements for expenses incurred as provided for on pages 11 through 15 of the Prospectus under "Management Compensation." See Exhibit 28a incorporated herein by reference.

The General Partner is entitled to receive a share of cash distributed when and as cash distributions are made to Limited Partners and a share of taxable income or loss, and may be reimbursed for certain out-of-pocket expenses. See "Item 8. Financial Statements and Supplementary Data," and Note 6 of the Notes to the Financial Statements. The General Partner's share of cash distributions for 1994 and 1993 was $96,543 and $61,052, respectively. In addition, the General Partner was entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements are contained on pages 11 through 15 of the Prospectus. See Appendix B incorporated herein by reference.

Officers and directors of the General Partner are employees of Lehman and are not compensated by the Registrant or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1994.

(b)	Security Ownership of Management

No General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1994. All officers and directors of the General Partner together owned less than 1% of the outstanding voting Interests as of December 31, 1994.

(c)	Changes in Control

On May 4, 1991, Phoenix resigned as a general partner of the Partnership. Discussion is incorporated by reference to Item 1. "General Business."


Item 13.  Certain Relationships and Related Transactions

(a)	Transactions With Management and Others

Incorporated by reference to Note 5 "Transactions with Related Parties" of the Notes to the Financial Statements under Item 8.

(b)	Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

(c)    Indebtedness of Management

No management person is indebted in any amount to the Partnership.

(d)	Transactions With Promoters

There have been no transactions with promoters other than as described above in
(a).


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


	(a)(1)  	Financial Statements:

                Report of Independent Auditors                               (1)

                Balance Sheets - At December 31, 1994 and 1993               (1)

		Statements of Partners' Capital - For the years ended
                December 31, 1994, 1993 and 1992                             (1)

		Statements of Operations - For the years ended
                December 31, 1994, 1993 and 1992                             (1)

		Statements of Cash Flows - For the years ended
                December 31, 1994, 1993 and 1992                             (1)

                Notes to Financial Statements                                (1)

                Schedule II - Valuation and Qualifying Accounts              (1)

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

	(a)(2)	Financial Statement Schedules:

                Independent Auditors' Report on Schedules                    F-1

                Schedule III - Real Estate and Accumulated Depreciation      F-2

                No other schedules are presented because the information is not applicable or is included in the financial state- ments or notes thereto.

       (a)(3)  Exhibits:

        (3) Agreement of the Limited Partnership of Commercial Development Fund 85, A Real Estate Limited Partnership as of October 18, 1985. Reference is made to Exhibit A of the Prospectus (the "Prospectus") contained in Amendment No.2 to Registrant's Form S-11 Registration Statement filed with the Securities and Exchange Commission on August 14, 1985 (the "Registration Statement").

        (10)(A) Forms of Management Agreements between the Registrant and the property managers for property management services. Reference is made to Exhibit 10a to the Registration Statement.

        (10)(B) Form of Subscription Agreement. Reference is made to Exhibit B of the Prospectus.

        (10(C) Settlement Statement dated October 24, 1994 regarding sale of North Pointe.

        (13)    Annual Report to the Unitholders for the year ended December
        31, 1994

        (28)(A) Pages 11-15, 18, 73 and 74 of the Prospectus. Reference is made to Exhibit 28c to Form 10-K filed on March 28, 1991.

        (b)(3) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 1994.


------------------------- SIGNATURES -------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 29, 1995

                            COMMERCIAL DEVELOPMENT FUND 85

                            BY:     CDF85 Real Estate Services Inc.
                                    General Partner





                            BY:     /s/Kenneth L. Zakin
                            Name:   Kenneth L. Zakin
                            Title:  Director and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                            CDF85 REAL ESTATE SERVICES INC.
                            General Partner




Date:   March 29, 1995
                            BY:     /s/Kenneth L. Zakin
                                    Kenneth L. Zakin
                                    Director and President




Date:   March 29, 1995
                            BY:     /s/ William Caulfield
                                    William Caulfield
                                    Vice President and
                                    Chief Financial Officer




Date:   March 29, 1995
                            BY:     /s/ Joseph Donaldson
                                    Joseph Donaldson
                                    Vice President


                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Under date of February 8, 1995 we reported on the balance sheets of Commercial Development Fund 85 (a Connecticut limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Boston, Massachusetts
February 8, 1995

                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994




                                                  Initial Cost to Partnership(A)



                                                                 Buildings and
Description           Encumbrances (1)            Land           Improvements

Office Building:

Atrium I
Mount Laurel, NJ       $   -                 $  639,650         $ 9,052,712

                       $   -                 $  639,650         $ 9,052,712









                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                    Cost Capitalized
                          Subsequent
                      To Acquisition



                       Buildings and
Description             Improvements      Retirement

Office Building:

Atrium I
Mount Laurel, NJ        $ 1,153,731       $(1,164,590)

                        $ 1,153,731       $(1,164,590)





                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994




              Gross Amount at Which Carried at Close of Period (B)


                                  Buildings and                     Accumulated
Description            Land        Improvements        Total       Depreciation

Office Building:

Atrium I
Mount Laurel, NJ     $ 639,650     $9,041,853      $9,681,503       $(2,770,841)

                     $ 639,650     $9,041,853      $9,681,503       $(2,770,841)




                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                                                                   Life on which
                                                                    Depreciation
                                                                       in Latest
                         Date of               Date            Income Statements
Description         Construction           Acquired                  is Computed

Office Building:

Atrium I
Mount Laurel, NJ            1985            12/30/85              5 - 35 years


(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate at December 31, 1994, 1993 and 1992, for Federal Income tax purposes is $10,658,416, $17,762,425 and $18,001,444, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:                1994                1993            1992

Beginning of year                $15,589,380         $15,827,049     $15,669,712
Additions                            268,479             170,087         157,337
Less Retirements                     (94,631)           (407,756)           -
Less North Pointe Sale            (6,081,725)                -              -

End of year                      $ 9,681,503         $15,589,380     $15,827,049

Accumulated Depreciation:

Beginning of year                $3,787,932         $3,506,089        $2,851,083
Depreciation expense                688,254            689,599           655,006
Less Retirements                    (94,631)          (407,756)             -
Less North Pointe Sale           (1,610,714)              -                 -

End of year                     $ 2,770,841          3,787,932        $3,506,089


                           -------------------------
                                  Exhibit (13)
                           -------------------------
                         Commercial Development Fund 85
                      1994 Annual Report to Unitholders



Commercial Development Fund 85 is a limited partnership formed in 1985 to invest in, own and operate commercial real estate properties. The Partnership's original investments were comprised of three commercial properties. Oakbrook Corners, located in Atlanta, Georgia was sold on November 20, 1986. North Pointe, located in Greensboro, North Carolina, was sold on October 24, 1994 (See Message to Investors for details). The Partnership's remaining property is Atrium I, a five-story Class A office building containing 96,746 leasable square feet which is located on Route 73 in Mt. Laurel, New Jersey.



	Administrative Inquiries	Performance Inquiries/Form 10-Ks
	Address Changes/Transfers	The Shareholder Services Group
	Service Data Corporation	P.O. Box 1527
        2424 South 130th Circle         Boston, Massachusetts 02104-1527
        Omaha, Nebraska 68144           Attn: Financial Communications
        (800) 223-3464                  (800) 223-3464

                                    Contents

                       1       Message to Investors

                       3       Financial Highlights

                       4       Financial Statements

                       7       Notes to Financial Statements

                      11       Independent Auditors' Report

                      12       Net Asset Valuation


                              MESSAGE TO INVESTORS
The General Partner is pleased to present the 1994 Annual Report for Commercial Development Fund 85 (the "Partnership"). Included in this report is information on the sale of North Pointe and a discussion of operations and our leasing progress at the Partnership's remaining property, Atrium I.

Sale of North Pointe
During the second quarter of 1994, the General Partner received an unsolicited offer from Cone Mills, a major tenant at North Pointe, to purchase the property. A sales contract was negotiated and the property was sold on October 24, 1994 for a gross sales price of $4.9 million, an amount closely approximating its appraised value as of year-end 1993. After closing costs and adjustments, cash received by the Partnership totaled $4,767,615 and the Partnership recognized a gain on sale of $216,998. The Partnership retained $150,000 of the cash received to fund future leasing activity. The Limited Partners' share of the remaining sales proceeds, totalling $157.64 per Unit, was distributed on November 28, 1994.

Cash Distributions
For the year ended December 31, 1994, the Partnership paid cash distributions to the Limited Partners totaling $183.64 per Unit. Included in this total was the special distribution discussed above, and a fourth quarter cash distribution of $3.00 per Unit which was paid on February 9, 1995. Since inception, Limited Partners have received cash distributions totalling $789.68 per Unit, including return of capital payments in the amount of $505.81 per Unit which reduced each Limited Partner's Unit size from $1,000 to $494.19. The timing and amount of future distributions will depend on several factors, including the adequacy of rental income being generated by current leases and Partnership cash flow. In addition, distributions may become more volatile since the Partnership has only one remaining property. Information regarding the payment of cash distributions over the past two years is provided below.

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

                      First       Second       Third       Fourth
                    Quarter      Quarter     Quarter      Quarter        Total
                    -------      -------     -------      -------       ------
1993                 $10.00       $10.00      $10.00       $10.00       $40.00
1994                 $10.00       $10.00     $160.64*       $3.00      $183.64

*  Includes $157.64 in return of capital resulting from the sale of North
   Pointe.

Market Overview
Although certain segments of the real estate industry improved during 1994, the office market continues to lag in the recovery. However, a reduction in rental concessions and stabilization of rental rates in many markets indicate that the commercial office segment is beginning to improve. Furthermore, the national vacancy rate for commercial office space declined to approximately 16% as of the fourth quarter of 1994, down from approximately 19% for the same period in 1993. It should be noted that the pace and scope of recovery varies markedly from region to region and certain areas, including Burlington County where Atrium I is located, continue to experience vacancy rates above the national average. In addition, real estate values remain depressed and are not expected to improve until there is a significant increase in rental rates.

Burlington County, southern New Jersey's primary corporate office market, continues to be adversely impacted by corporate downsizings and business consolidations. Despite low rental rates and generous concession packages, the region has been unable to attract tenants. As a result, the vacancy rate for Burlington County remains higher than the national average at approximately 22% as of the fourth quarter of 1994, although the rate is down from approximately 23% at year-end 1993. The Partnership's property is located within the Mount Laurel-Route 73 corridor submarket which, despite being one of the strongest markets in southern New Jersey, remains highly competitive. The leasing environment in the Burlington County area is expected to remain challenging as these competitive conditions are likely to persist throughout 1995.

Property Update - Atrium I
The General Partner successfully signed a number of new and renewal leases in 1994. The most significant renewal was signed with IBM, which originally held three leases scheduled to expire in March 1996. Per the terms of the renewal, IBM executed two new leases and reduced their total leasable area from 36,421 square feet to 23,947 square feet. The smaller lease, totalling 6,837 square feet, is still scheduled to expire in March 1996. However, the larger lease, totalling 17,110 square feet, has been extended to March 31, 2001. The leases with IBM generated $469,930 or about 23% of the Partnership's rental revenue in 1994.

Two leases with Navistar Credit Corporation, representing 18,091 square feet or approximately 18% of the property's leasable area, generated $271,365 or approximately 13% of the Partnership's 1994 rental revenue. We are pleased to report that the leases, which were scheduled to expire on December 31, 1994, were renewed during the fourth quarter of 1994, for 16,018 square feet. The new leases are scheduled to expire in December 1999.

Additionally, the General Partner executed two new leases, a lease renewal and two lease extensions with smaller tenants during the year. As a result, the property was 86% leased at December 31, 1994, unchanged from the previous year.

Summary
In 1995, the General Partner will focus on improving the occupancy and operating performance of Atrium I. As discussed in this report, the property has been adversely impacted by the softening of the Burlington County office market, and the corresponding decline in commercial real estate values. Since these conditions are not conducive to a sale of the property at this time, the General Partners' current strategy is to increase the property's occupancy and maintain its stable tenant roster in order to position the property for eventual sale, subject to local market conditions. We will update you on our progress in future investor reports.

Very truly yours,

CDF85 Real Estate Services Inc.
General Partner

/s/Kenneth L. Zakin

Kenneth L. Zakin
President

March 29, 1995


                              FINANCIAL HIGHLIGHTS

                                    For the years ended December 31,

                           1994        1993         1992        1991        1990

Total revenues       $2,252,436  $2,393,275   $2,353,169  $2,304,821 $2,156,395
Total expenses        2,164,810   2,034,051    2,002,094   2,177,683  2,231,144
Net income (loss)       304,624     359,224      351,075     127,138    (74,749)
Net income (loss)
        per Unit           9.09       10.58        10.37        2.78      (4.11)
Cash distributions
        per Unit         183.64(1)    40.00        20.00          --          --
Total assets          8,485,545  13,736,201   14,649,014   14,799,015 14,530,912

(1) Includes a $157.64 return of capital payment resulting from the sale of North Pointe.


* Total revenues were slightly lower in 1994 primarily due to lower rental income resulting from the sale of North Pointe and lower interest income.

* Total expenses increased slightly in 1994 despite lower property operating expenses largely as a result of the write-off of deferred rent and leasing commissions relating to the sale of North Pointe and bad debt expense associated with a tenant's outstanding rent receivable at North Pointe.

* The decrease in total assets is due to the sale of North Pointe and write-off of related assets on October 24, 1994.

Balance Sheets
December 31, 1994 and 1993

Assets                                           1994                   1993

Land                                       $  639,650              $ 1,706,744
Buildings and personal property             8,038,682               12,295,973
Tenant improvements                         1,003,171                1,586,663

                                            9,681,503               15,589,380
Less-accumulated depreciation              (2,770,841)              (3,787,932)

                                            6,910,662               11,801,448

Cash and cash equivalents                   1,048,774                1,062,569
Accounts receivable, net of allowance of
        $24,744 in 1993                        29,749                  180,838
Prepaid expenses, net of accumulated
 amortization of $114,635 in 1994
 and $54,127 in 1993                          197,788                   76,563
Deferred rent receivable                      298,572                  614,783

                Total Assets              $ 8,485,545              $13,736,201


Liabilities and Partners' Capital

Liabilities:
        Accrued expenses                  $    76,354              $    86,197
        Due to affiliate                       27,127                   12,990
        Other payables                         12,227                    2,072
        Tenant improvements payable            91,798                   36,544

                Total Liabilities             207,506                  137,803

Partners' Capital:
General Partner                                61,579                  117,158
Limited Partners (29,000 units outstanding) 8,216,460               13,481,240

                Total Partners' Capital     8,278,039               13,598,398

Total Liabilities and Partners' Capital   $ 8,485,545              $13,736,201




Statements of Partners' Capital
For the years ended December 31, 1994, 1993, and 1992

                                   General          Limited            Total
                                  Partners'        Partners'        Partners'

Balance at December 31, 1991      $ 90,728        $14,323,686     $14,414,414
Net income                          50,304            300,771         351,075
Cash distributions                 (15,263)          (290,000)       (305,263)

Balance at December 31, 1992       125,769         14,334,457      14,460,226
Net income                          52,441            306,783         359,224
Cash distributions                 (61,052)        (1,160,000)     (1,221,052)

Balance at December 31, 1993        117,158        13,481,240      13,598,398
Net income                           40,964           263,660         304,624
Cash distributions                  (96,543)       (5,528,440)     (5,624,983)

Balance at December 31, 1994      $  61,579       $ 8,216,460     $ 8,278,039


Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                                 1994              1993            1992

Rental                          $ 2,037,817       $ 2,114,886     $ 2,039,472
Tenant expense reimbursements       157,378           158,237         185,953
Interest and other                   57,241           120,152         127,744

        Total Income              2,252,436         2,393,275       2,353,169

Expenses

Property operating                1,097,188         1,189,004       1,179,367
Depreciation and amortization       723,853           717,876         676,766
Write-offs related to sale of
     real estate                    126,423              -               -
Bad debt expense                     93,786              -               -
General and administrative           85,270            89,027         101,385
Professional fees                    38,290            38,144          44,576

        Total Expenses            2,164,810         2,034,051       2,002,094

           Income before gain
           on real estate sale       87,626           359,224         351,075

Gain on real estate sale            216,998              -               -

                Net Income       $  304,624        $  359,224      $  351,075


Net Income Allocated:

To the General Partner           $   40,964        $   52,441     $    50,304
To the Limited Partners             263,660           306,783         300,771

                                 $  304,624        $  359,224     $   351,075

Per limited partnership unit
        (29,000 outstanding)          $9.09            $10.58          $10.37


Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:   1994             1993             1992

Net income                         $ 304,624       $  359,224       $  351,075
Adjustments to reconcile net
income to net cash provided
by operating activities:
   Depreciation and amortization     723,853          717,876          676,766
   Gain on real estate sale         (216,998)            -                -
   Write-offs related to sale
     of real estate                  126,423             -                -
Increase (decrease) in cash
arising from changes in operating
assets and liabilities:
   Accounts receivable               146,245          (86,206)          (8,357)
   Deferred rent receivable          214,698          233,980          104,081
   Prepaid expenses                 (173,372)         (16,258)         (78,374)
   Accounts payable - related party     -                -             (54,450)
   Accrued expenses                   (9,843)          13,483         (111,135)
   Due to affiliate                   14,137           (4,010)          (3,000)
   Other payables                     10,155          (60,458)         (27,228)
   Tenant improvement payable         55,254             -                -

Net cash provided by operating
   activities                      1,195,176        1,157,631          849,378

Cash Flows from Investing
   Activities:

Proceeds from sale of real estate  4,684,491             -                -
Additions to real estate            (268,479)        (170,087)        (157,337)

Net cash provided by (used for)
investing activities               4,416,012         (170,087)        (157,337)

Cash Flows from Financing
Activities:

  Cash distributions              (5,624,983)      (1,221,052)        (305,263)

Net cash used for financing
activities                        (5,624,983)      (1,221,052)        (305,263)

Net increase (decrease) in cash
and cash equivalents                 (13,795)        (233,508)         386,778

Cash and cash equivalents at
beginning of period                1,062,569        1,296,077          909,299

Cash and cash equivalents at end
of period                        $ 1,048,774      $ 1,062,569      $ 1,296,077

Supplemental Schedule of Non-cash Investing Activity:

Write-off of fully depreciated
real estate assets               $    94,631      $   407,756      $      -


Notes to the Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Commercial Development Fund 85 (a Connecticut limited partnership) (the "Partnership") was formed on May 20, 1985, under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was formed to own and operate three commercial properties located in Georgia, New Jersey and North Carolina (the "Properties" or individually a "Property"). The Oakbrook property located in Georgia was sold during 1986. The General Partners were originally Shearson Lehman Brothers Real Estate Services I, Inc. (see below), a Delaware corporation and a wholly owned subsidiary of Lehman Brothers Inc. (see below), and Phoenix Realty Management, Inc. ("Phoenix"), a Connecticut corporation and a wholly owned subsidiary of Phoenix Mutual Life Insurance Company ("Phoenix Mutual"). The Partnership commenced operations on October 9, 1985.

On December 3, 1990 and December 6, 1990, Phoenix notified Shearson and the Limited Partners, respectively, of its intention to withdraw as a General Partner of the Partnership. As a result of the withdrawal of Phoenix as a General Partner of the Partnership, the Partnership was to be dissolved in accordance with the terms of the Partnership Agreement unless, prior to the effective date of such withdrawal, Limited Partners holding a majority of the interests voted to continue the business of the Partnership. On April 12, 1991, Shearson mailed consent solicitation materials to the Limited Partners seeking their approval to continue the Partnership with Shearson as sole General Partner. On May 4, 1991, Limited Partners holding 52.29% in Limited Partnership interests outstanding voted for the continuation of the Partnership and Phoenix withdrew as a General Partner on this date.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 22, 1993, Shearson Lehman Brothers Real Estate Services I, Inc. changed its name to CDF 85 Real Estate Services Inc. to delete any references to "Shearson."

The Partnership will terminate on December 31, 2050, unless dissolved sooner as provided within the Partnership Agreement.

2. Significant Accounting Policies

Cash Equivalents Cash equivalents, primarily certificates of deposit and commercial paper, are carried at cost plus accrued interest, which approximates market. For purposes of the statement of cash flows, the Partnership considers all short-term investments that have original maturities of three months or less to be cash equivalents.

Properties Properties are stated at cost, less accumulated depreciation and amortization. Costs related to the acquisition of the Properties have been capitalized as part of the costs of those Properties. Tenant improvements are also capitalized.

Depreciation and amortization on buildings and personal property is provided over the estimated economic lives of the Properties (26 - 35 years and 5 years, respectively) using the straight-line method. Tenant improvement and leasing costs are amortized over the term of the related lease agreements using the straight-line method.

Rental Income and Deferred Rent The Partnership rents its Properties to tenants under operating leases with terms of one to seven years. Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the lease terms, but will not be received until later periods as a result of rental concessions and step rents.

Income Taxes The Partnership files Federal and applicable state partnership income tax returns, which indicate each partner's share of taxable income or loss to be reported on each partner's individual income tax return. As a result, no provision for income taxes has been made in the accompanying financial statements.

Reclassifications Certain balances in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

3.  Partnership Allocations

Allocations of Income and Loss All items of income, gain, loss, deduction and credit other than that occurring from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner, except that all depreciation shall be allocated to those partnership interests which were originally sold to those Partners who were subject to Federal income tax at the time of such sale unless this allocation of depreciation would reduce the capital accounts of such interests below zero.

Pursuant to the Partnership Agreement, a net gain from the sale or other disposition of a property shall be allocated 99% to the Limited Partners and 1% to the General Partner. A net loss shall generally be allocated 99% to the Limited Partners and 1% to the General Partner, until the Limited Partners' capital accounts equal zero, thereafter 100% to the General Partner.

Cash Distributions Cash flow from operations, as defined, will be distributed at the discretion of the General Partner no less than quarterly, 95% to the Limited Partners and 5% to the General Partner. Distributions of cash flow from operations will be applied to reduce any unpaid Preferred Return, as defined in the Partnership Agreement.

All net proceeds from sales or refinancings distributed to the Limited Partners will be applied first to reduce their unreturned original investment and then to reduce any unpaid Preferred Return.

As of December 31, 1994, the Partnership had returned $14,668,440 of the Limited Partners' original capital of $29,000,000, of which $8,712,000 related to the 1986 sale of Oakbrook, $1,385,000 represented original contributions not invested in property and $4,571,440 related to the 1994 sale of North Pointe.

The Partnership distributed $5,528,440 and $1,160,000 to the Unit Holders in 1994 and 1993, respectively. In addition, the Partnership distributed $96,543 and $61,052 to the General Partner in 1994 and 1993, respectively. An additional cash distribution in the amount of $87,000 was paid to the Unit Holders ($3 per unit) and $4,579 to the General Partner for the quarter ended December 31, 1994, on February 9, 1995.

4.  Real Estate Investments

North Pointe On October 31, 1985, the Partnership acquired North Pointe, a 4-story office building located in Greensboro, North Carolina, containing approximately 76,000 square feet of net leasable space.

On October 24, 1994, the Partnership sold North Pointe for a gross sales price of $4,900,000 to Cone Mills, a major tenant occupying 72% of the property's leasable area. The Partnership received proceeds from the sale $4,684,491 net of selling costs. The Partnership recognized a gain on sale of $216,998. Write-offs related to the sale of the property consisted of deferred rent receivable and leasing costs.

Atrium I On December 30, 1985, the Partnership acquired Atrium I, a 5-story atrium office building located in Mt. Laurel, New Jersey, containing approximately 99,000 square feet of net leasable space. At both December 31, 1994 and 1993, the property was approximately 86% leased.

At Atrium I, two of the property's tenants generated 1994 rental revenues in excess of 10% of the Partnership's 1994 rental revenues. Two leases with International Business Machines comprise 23,947 square feet or approximately 24% of the property's leasable area and generated $469,930 or about 23% of the Partnership's rental revenue in 1994. The smaller of the two leases (6,837 s.f.) is scheduled to expire on March 31, 1996, and the larger lease (17,110 s.f.) has been extended until March 31, 2001. Also, two leases with Navistar Credit Corporation, representing 18,091 square feet or approximately 18% of the property's leasable area, accounted for $271,365 or approximately 13% of the Partnership's rental revenues in 1994. Navistar's leases were originally scheduled to expire on December 31, 1994; the General Partner negotiated a lease renewal for 16,018 of the 18,091 square feet. The new lease is scheduled to expire on December 31, 1999.

Also at Atrium I, a tenant that occupied 7,805 square feet, pursuant to a lease scheduled to expire February 28, 1995, renewed for 6,805 square feet. The new lease is scheduled to expire February 28, 2000. Throughout 1995, four leases totaling 13,226 square feet are scheduled to expire. The General Partner has been in contact with these tenants regarding lease renewals, however, there can be no assurance that renewals will be executed.

5. Leases The following is a schedule of minimum annual future rental payments based upon noncancelable leases as of December 31, 1994, assuming no exercise of tenant renewal options:


                1995           $1,314,089
		1996		1,004,951
                1997              837,529
                1998              773,666
                1999              787,259
                Thereafter        425,870

                               $5,143,364

Certain leases contain provisions whereby the rent can change annually based upon changes in the Consumer Price Index. Certain leases also provide that tenants pay their pro-rata share of any increases in operating expenses over a base amount.

6.  Transactions with Related Parties
Cash and cash equivalents reflected on the Partnership's balance sheet at December 31, 1994 contains cash that was on deposit with an affiliate of the General Partner commencing October 5, 1994. Cash reflected on the Partnership's balance at December 31, 1993 was on deposit with an unaffiliated party.

Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994 and 1993, costs of such services were $48,373 and $52,972, respectively. At December 31, 1994 and 1993, $27,127 and $12,990 were due to the General Partner for the performance of these services.

Pursuant to the Partnership Agreement, the General Partner will receive a Subordinated Disposition Fee in an amount not to exceed the lesser of (i) one half of the competitive real estate commission applicable at the date of sale or (ii) 3% of the sales price of a property for services rendered in connection with the sales of the Partnership's properties. The fee is payable only after the Limited Partners have been returned their original investment and any unpaid Preferred Return. As of December 31, 1994, the Limited Partners have not been returned all of their original investment.


7. Reconciliation of Financial Statement Net Income and Partners' Capital to Federal Income Tax Basis Net Income (Loss) and Partners' Capital

Reconciliation of financial statement net income to federal income tax basis net income (loss):

                                                Year Ended December 31,

                                                1994         1993         1992

Financial statement basis net income       $ 304,624     $ 359,224   $  351,075


Financial statement depreciation
over (under) tax basis depreciation           41,652      (295,750)     (64,814)
Financial statement rental income
(over) under tax basis rental income         316,211       233,980     (353,583)
Financial statement bad debt deduction
over (under) tax basis bad debt deduction    (69,714)      (37,144)      11,668
Financial statement Sec 1231 loss under
tax loss                                    (218,223)         -            -
Financial statement miscellaneous income
(over) under tax basis miscellaneous income   86,660       (86,454)     (94,433)

                                             156,586      (185,368)    (501,162)

Federal income tax basis net income (loss) $ 461,210     $ 173,856   $ (150,087)


Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:

                                                  Year Ended December 31,

                                               1994          1993         1992

Financial statement basis partners'
  capital                                $8,278,039   $13,598,398   $14,460,226

Current year financial statement basis
  net income over (under) federal income
  tax basis net income                      156,586      (185,368)     (501,162)

Cumulative Federal income tax basis
  net income over financial statement
  net income                              2,650,834     2,836,202     3,337,364

Federal income tax basis partners'
  capital                               $11,085,459   $16,249,232   $17,296,428


                                  Schedule II

                       Valuation and Qualifying Accounts

                               December 31, 1994

                                  Balance at  Charged to              Balance at
                                   Beginning   Costs and                  End of
        Description                of Period    Expenses    Deductions    Period

Allowance for doubtful accounts:

Year ended December 31, 1992        $50,250    $      -      $25,506     $24,744


Year ended December 31, 1993        $24,744    $      -      $     -     $24,744


Year ended December 31, 1994        $24,744    $      -      $24,744     $    -

                          INDEPENDENT AUDITORS' REPORT

The Partners
Commercial Development Fund 85:

We have audited the accompanying balance sheets of Commercial Development Fund 85 (a Connecticut Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Development Fund 85 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 8, 1994

Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $494.19 Unit at December 31, 1994 (Unaudited)

                                              Acquisition            Appraised
Property              Date of Acquisition        Cost (1)            Value (2)

Atrium I                        12-30-85       $9,692,362           $6,300,000

Cash and cash equivalents                                            1,048,774
Accounts receivable                                                     29,749
Prepaid expenses                                                         7,947

                                                                     7,386,470
Less:
        Accrued expenses                                               (76,354)
        Due to affiliates                                              (27,127)
        Other payables                                                 (12,227)
        Tenant improvement payable                                     (91,798)

Partnership Net Asset Value (3)                                     $7,178,964

Net Asset Value Allocated:
        Limited Partners                                            $7,107,174
        General Partners                                                71,790

                                                                    $7,178,964

Net Asset Value Per Unit
        (29,000 units outstanding)                                     $245.07

(1)	Purchase price plus General Partner's acquisition fees.

(2) This represents the Appraised Value at December 31, 1994 which was determined by an independent property appraisal firm.

(3) The Net Asset Value assumes a hypothetical sale at December 31, 1994 of the Partnership's property at its appraised value and the distribution of the proceeds of such sale, combined with the Partnership's cash, after liquidation of the Partnership's liabilities to the Partners. Real Estate brokerage commissions payable to the General Partner or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of its property and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.


Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors including, but not limited to Net Asset Value per Unit, in determining the fair market value of an investment in the Partnership for such purposes.
                           ------------------------ -
                                Exhibit (10)(C)
                           -------------------------
                              SETTLEMENT STATEMENT

PURCHASER:	TBC REALTY II CORPORATION

SELLER:         COMMERCIAL DEVELOPMENT FUND 85

LENDER:         CITICORP LEASING, INC.

PROPERTY:	LOT 1, NORTH POINTE CORPORATE CENTER
		Greensboro, North Carolina

CLOSING DATE:	October 24, 1994



SUMMARY OF BORROWER'S TRANSACTIONS:

GROSS AMOUNT DUE FROM PURCHASER:

Purchase Price                              $4,900,000.00

Register of Deeds of Guilford County:
     Recording Fees                                366.00

N.C. Secretary of State:
     Filing Fee                                      8.00

Jefferson-Pilot Title Insurance Company:
     Title Insurance Premium                    10,800.00
Jefferson-Pilot Title Insurance Company:
     Escrow Agent Fee                              100.00

Binswanger Company:
     Commissions                               133,000.00

Cone Mills Corporation:
     Reimbursement earnest money deposit	49,000.00

Johnson & Wortley, P.C.:
     Attorney fees & expenses                   29,000.00

Grogan & Brawner, P.C.:
     Attorney fees & expenses                    5,800.00

Hunton & Williams:
     Attorney fees & expenses                    3,100.00

Beck Realty:
     Transaction fee                            80,000.00

Prepaid Association Dues:
     10/25/94 - 12/31/94                         1,109.17

Prepaid Fees & Expenses:
     10/25/94 - 10/30/94                         3,134.09

Citicorp Leasing, Inc.:
     Closing Fee             ($160,000.00)     (POC)
     Appraisal                 ($6,000.00)     (POC)
     Appraisal Review          ($1,500.00)     (POC)
     Phase I Environment       ($2,000.00)     (POC)

     TOTAL GROSS AMOUNT DUE FROM PURCHASER:	$5,215,417.26



AMOUNTS PAID BY OR IN BEHALF OF PURCHASER:

Citicorp Leasing, Inc.:
     Loan Proceeds                          $5,330,500.00

Deposit                                         49,000.00

1994 City and County Taxes:
     Seller's Share (1/1/94 - 10/25/94)		71,663.68

Prepaid Rents:
     10/25/94 - 10/30/94                        17,064.54

Utilities:
     10/1/94 - 10/25/94                            (POC)*

Credit from Seller for repairs:                 38,000.00

     TOTAL PAID BY/FOR BORROWER             $5,506,228.22

     CASH DUE PURCHASER AT SETTLEMENT         $290,810.96


SUMMARY OF SELLER'S TRANSACTION:

GROSS AMOUNT DUE TO SELLER:

Sales Price                                 $4,900,000.00

Prepaid Fees & Expenses:
     10/25/94 - 10/30/94                         3,134.09

Prepaid Association Dues:
     10/25/94 - 12/31/94                         1,109.17

     TOTAL GROSS AMOUNT DUE SELLER          $4,904,243.26

REDUCTIONS IN AMOUNT DUE SELLER:

Register of Deeds of Guilford County:
     Excise tax                                 $9,800.00

Jefferson-Pilot Title Insurance Company:
     Escrow Agent Fee                              100.00

Forsyth Partners:
     Commissions                                    (POC)

Latham & Watkins:
     Attorney fees & expenses                       (POC)

1994 City and County Taxes:
     Seller's Share (1/1/94 - 10/25/94)         71,663.68

Prepaid Rents:
     10/25/94 - 10/30/94                        17,064.54

Utilities:
     10/1/94 - 10/25/94                             (POC)*

Credit to Purchaser for repairs                 38,000.00

     TOTAL REDUCTION AMOUNT DUE SELLER:       $136,628.22

     TOTAL CASH DUE SELLER AT SETTLEMENT:   $4,767,615.04

                        Commercial Development Fund '85
                           c/o Lehman Brothers, Inc.
                          Three World Financial Center
                           New York, New York  10285

October 24, 1994

Mr. C. Richard Routh
Director of Real Estate Development
Cornwallis Development Co.
P.O. Box 26540
Greensboro, North Carolina  27415

        Re:     Sale of One North Pointe Building (the "Property") pursuant to the Purchase and Sale Agreement dated August 24, 1994 between Commercial Development Fund '85 ("CDF85") and Cone Mills Corporation (the "Agreement").

Dear Mr. Routh:

        This letter sets forth our understanding regarding the allocation of escalation rents for the 1994 calendar year in connection with the above-referenced transaction.

        As soon as reasonably possible after the end of the Year, Cornwallis Development Co. ("Cornwallis") shall collect any and all rent escalations payable by Tenants (as such term is defined in the Agreement) for part or all of the 1994 calendar year pursuant to Leases (as such term is defined in the Agreement) for space at the Property. Cornwallis shall promptly remit to CDF85 (at the address set forth on this letterhead) any portion of such rent escalation payments allocable for the period beginning on January 1, 1994 and ending on October 24, 1994.

Sincerely yours,

Commercial Development Fund '85

By:     CDF85 Real Estate Services, Inc.
        General Partner

        By:     /s/William Caulfield
                William Caulfield

The undersigned agrees to the foregoing on this 24th day of October, 1994:

Cornwallis Development Co.

By:  /s/C. Richard Routh
     C. Richard Routh, President