Form 10-Q
period 1995-03-31
COMMERCIAL DEVELOPMENT FUND 85
filed 1995-05-15
CIK 769400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ---  EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995
                                 --------------------


     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ---  EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




      Connecticut                                               06-1141277
- - - - - - -------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             identification No.)

3 World Financial Center, 29th Floor, New York, NY                 10285
- - - - - - --------------------------------------------------               --------
(Address of principal executive offices)                        (Zip code)

                                 (212) 526-3237
                                ----------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 --------------
                                 Balance Sheets
                                 --------------

                                                March 31,         December 31,
Assets                                              1995                 1994
- - - - - - ---------------                               ----------           ----------
Land                                         $   639,650          $   639,650
Buildings and personal property                8,041,795            8,038,682
Tenant improvements                            1,011,023            1,003,171
                                              ----------           ----------
                                               9,692,468            9,681,503
Less-accumulated depreciation                 (2,873,968)          (2,770,841)
                                              ----------           ----------
                                               6,818,500            6,910,662

Cash and cash equivalents                      1,100,938            1,048,774
Accounts receivables                              20,128               29,749
Prepaid expenses, net of accumulated
  amortization of $126,228 in 1995 and
  $114,635 in 1994                               182,789              197,788
Deferred rent receivable                         283,445              298,572
                                              ----------           ----------
Total Assets                                 $ 8,405,800          $ 8,485,545
                                              ==========           ==========

Liabilities and Partners' Capital
- - - - - - ---------------------------------
Liabilities:
  Accounts payable and accrued expenses      $    46,208          $    76,354
  Other payables                                  12,227               12,227
  Due to affiliates                                9,000               27,127
  Tenant improvements payable                     91,798               91,798
                                              ----------           ----------
Total Liabilities                                159,233              207,506
                                              ----------           ----------
Partners' Capital:
  General Partner                                 65,162               61,579
  Limited Partners                             8,181,405            8,216,460
                                              ----------           ----------
Total Partners' Capital                        8,246,567            8,278,039
                                              ----------           ----------
Total Liabilities and Partners' Capital      $ 8,405,800          $ 8,485,545
                                              ==========           ==========
See accompanying notes to the financial statements.



                         ------------------------------
                         Statement of Partners' Capital
                   For the three months ended March 31, 1995
                         ------------------------------

                                       General          Limited
                                       Partner         Partners          Total
                                       -------        ---------      ---------
Balance at December 31, 1994           $61,579       $8,216,460     $8,278,039
Net income                               8,162           51,945         60,107
Cash distributions                      (4,579)         (87,000)       (91,579)
                                       -------        ---------      ---------
Balance at March 31, 1995              $65,162       $8,181,405     $8,246,567
                                       =======        =========      =========
See accompanying notes to the financial statements.


                            ------------------------
                            Statements of Operations
               For the three months ended March 31, 1995 and 1994
                            ------------------------

Income                                                    1995            1994
- - - - - - ---------------                                      ---------       ---------
Rental                                              $  311,840      $  526,474
Tenant expense reimbursements                           41,019          30,884
Interest and other                                      15,200           6,704
                                                     ---------       ---------
  Total Income                                         368,059         564,062
                                                     ---------       ---------
Expenses
- - - - - - ---------------
Property operating                                     165,365         328,894
Depreciation and amortization                          114,720         188,229
General and administrative                              20,044          16,499
Professional fees                                        7,823           9,447
                                                     ---------       ---------
  Total Expenses                                       307,952         543,069
                                                     ---------       ---------
  Net Income                                        $   60,107      $   20,993
                                                     =========       =========
Net Income Allocated:

  To the General Partner                            $    8,162      $   10,071
  To the Limited Partners                               51,945          10,922
                                                     ---------       ---------
                                                    $   60,107      $   20,993
                                                     =========       =========
Per limited partnership unit
  (29,000 outstanding)                                   $1.79            $.38
                                                     =========       =========
See accompanying notes to the financial statements.


                            ------------------------
                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994
                            ------------------------

Cash Flows from Operating Activities:                    1995             1994
                                                    ---------        ---------
Net income                                         $   60,107       $   20,993
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                       114,720          188,229
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts receivables                                9,621           89,775
    Deferred rent receivable                           15,127           71,492
    Prepaid expenses                                    3,406            2,433
    Accounts payable and accrued expenses             (30,146)          (9,418)
    Due to affiliates                                 (18,127)          (2,850)
    Other payables                                         --            2,092
                                                    ---------        ---------
Net cash provided by operating activities             154,708          362,746

Cash Flows from Investing Activities:

  Additions to real estate assets                     (10,965)         (71,739)
                                                    ---------        ---------
Net cash used for investing activities                (10,965)         (71,739)

Cash Flows from Financing Activities:

  Cash distributions                                  (91,579)        (305,263)
                                                    ---------        ---------
Net cash used for financing activities                (91,579)        (305,263)

Net increase (decrease) in cash and cash equivalents   52,164          (14,256)
Cash and cash equivalents at beginning of period    1,048,774        1,062,569
                                                    ---------        ---------
Cash and cash equivalents at end of period         $1,100,938       $1,048,313
                                                    =========        =========
See accompanying notes to the financial statements.


                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


             -----------------------------------------------------
             Part I, Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations
             -----------------------------------------------------

Liquidity and Capital Resources
- - - - - - -------------------------------
On October 24, 1994, the Partnership sold North Pointe for a gross sales price of $4,900,000 to the property's major tenant. The Partnership received proceeds from the sale in the amount of $4,684,491 net of selling costs. The Partnership recognized a gain on sale of $216,998.

As of March 31, 1995, the Partnership had cash and cash equivalents totalling $1,100,938, compared with $1,048,774 at December 31, 1994. The $52,164 increase is attributable to net cash flow from operations being in excess of the payment of cash distributions and tenant and building improvements. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

At Atrium I, two leases totalling 11,184 square feet or approximately 11% of the property's leasable area, are scheduled to expire during the third quarter of 1995. The General Partner has been in contact with these tenants regarding a lease renewal, however, there can be no assurance that a renewal will be executed.

Accounts receivable decreased $9,621 to $20,128 at March 31, 1995 from $29,749 at December 31, 1994. The decrease is primarily due to the receipt of base rent at Atrium I that was previously outstanding. Deferred rent receivable totalled $283,445 at March 31, 1995 compared with $298,572 at December 31, 1994. The decrease is primarily attributable to the amortization of rental concessions and step rents included in certain leases at Atrium I.

Accrued expenses decreased to $46,208 at March 31, 1995 from $76,354 at December 31, 1994. The decrease is primarily attributable to the payment of Partnership and property invoices which were outstanding at year end 1994.

After reviewing the Partnership's operations for the 1995 first quarter, the General Partner has determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at Atrium, and a cash distribution to the Limited Partners. Accordingly, a cash distribution in the amount of $3 per Unit will be paid to Limited Partners in the 1995 second quarter. The timing and amount of future distributions, if any, will be reviewed quarterly by the General Partner. Future cash distributions may be reduced or suspended in anticipation of significant lease expirations in 1995 at Atrium. In addition, distributions may become more volatile since the Partnership has only one property.

Results of Operations
- - - - - - ---------------------
Operations resulted in net income of $60,107 for the quarter ended March 31, 1995, compared with $20,993 for the quarter ended March 31, 1994. The increase is primarily attributable to a reduction in property operating expenses due to the sale of North Pointe.

Rental income at Atrium I totalled $311,840 for the quarter ended March 31, 1995, compared with $311,675 for the quarter ended March 31, 1994. Tenant expense reimbursements at Atrium I totalled $41,019 for the quarter ended March 31, 1995, compared with $16,072 for the quarter ended March 31, 1994. The increase primarily reflects higher utility usage by several tenants at Atrium I.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses at Atrium I totalled $165,365 for the quarter ended March 31, 1995, compared to $224,071 for the quarter ended March 31, 1994. Atrium I experienced a decrease in cleaning, management fees and utility expenses largely due to space reductions by certain tenants during 1994. Depreciation and amortization expenses at Atrium I totalled $114,720 for the quarter ended March 31, 1995, compared to $104,931 for the quarter ended March 31, 1994. The increase results from a higher depreciable asset base at Atrium I due to tenant and building improvements completed in 1994.

The occupancy levels at Atrium I as of March 31, 1995 and March 31, 1994 were 84% and 86%, respectively.



                           -------------------------
                           PART II OTHER INFORMATION
                           -------------------------


Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   ----------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					COMMERCIAL DEVELOPMENT FUND 85
					A REAL ESTATE LIMITED PARTNERSHIP

				BY:	CDF85 REAL ESTATE SERVICES INC.
					General Partner



Date:  May 15, 1995
					BY:	/s/Kenneth L. Zakin
					Name: 	Kenneth L. Zakin
					Title:	Director and President



Date:  May 15, 1995
					BY:	/s/William Caulfield
					Name:  	William Caulfield
					Title: 	Vice President and
						Chief Financial Officer