Form 10-Q
period 1995-06-30
COMMERCIAL DEVELOPMENT FUND 85
filed 1995-08-11
CIK 769400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85

             (Exact name of registrant as specified in its charter)




        Connecticut                                  06-1141277

(State or other jurisdiction of                   (I.R.S. Employer
 Incorporation or organization)                  identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                    10285

(Address of principal executive offices)              (Zip code)

                                 (212) 526-3237

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


                                 Balance Sheets

                                                 June 30,           December 31,
Assets                                              1995                   1994

Land                                          $  639,650             $  639,650
Building and personal property                 8,060,290              8,038,682
Tenant improvements                            1,198,299              1,003,171

                                               9,898,239              9,681,503
Less-accumulated depreciation                 (2,976,361)            (2,770,841)

                                               6,921,878              6,910,662

Cash and cash equivalents                        911,389              1,048,774
Accounts receivables                              17,768                 29,749
Prepaid expenses, net of accumulated amortization
of $139,802 in 1995 and $114,635 in 1994         186,867                197,788
Deferred rent receivable                         240,734                298,572
                                               ---------              ---------
      Total Assets                            $8,278,636             $8,485,545
                                               =========              =========

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses       $   26,221             $   76,354
  Other payables                                  12,227                 12,227
  Due to affiliates                               18,000                 27,127
  Tenant improvements payable                     36,544                 91,798
                                               ---------              ---------
    Total Liabilities                             92,992                207,506

Partners' Capital:
  General Partner                                 67,237                 61,579
  Limited Partners                             8,118,407              8,216,460
                                               ---------              ---------
    Total Partners' Capital                    8,185,644              8,278,039
                                               ---------              ---------
    Total Liabilities and Partners' Capital   $8,278,636             $8,485,545
                                               =========              =========





                         Statement of Partners' Capital
                     For the six months ended June 30, 1995

                                         General        Limited
                                         Partner       Partners           Total
                                         -------      ---------       ---------
Balance at December 31, 1994            $ 61,579     $8,216,460      $8,278,039
Net income                                14,816         75,991          90,807
Cash distributions                        (9,158)      (174,044)       (183,202)
                                          ------      ---------       ---------
Balance at June 30, 1995                 $67,237     $8,118,407      $8,185,644
                                          ======      =========       =========


                            Statements of Operations

                                   Three months ended        Six months ended
                                        June 30,                  June 30,
Income                              1995        1994           1995        1994
                                 -------     -------        -------   ---------
Rental                          $292,574    $606,952       $604,414  $1,133,426
Tenant expense reimbursements      3,715      49,406         44,734      80,290
Interest and other                56,083       7,559         71,283      14,263
                                 -------     -------        -------   ---------
  Total Income                   352,372     663,917        720,431   1,227,979

Expenses

Property operating               174,812     326,733        340,177     655,627
Depreciation and amortization    115,967     189,777        230,687     378,006
General and administrative        16,947      23,664         36,991      40,163
Professional fees                 13,946       9,091         21,769      18,538
                                 -------     -------        -------   ---------
  Total Expenses                 321,672     549,265        629,624   1,092,334
                                 -------     -------        -------   ---------
     Net Income                 $ 30,700    $114,652       $ 90,807  $  135,645

Net Income Allocated:

To the General Partner          $  6,654    $ 14,775       $ 14,816    $ 24,846
To the Limited Partners           24,046      99,877         75,991     110,799
                                 -------     -------        -------     -------
                                $ 30,700    $114,652       $ 90,807    $135,645
                                 =======     =======        =======     =======
Per limited partnership unit
        (29,000 outstanding)        $.83       $3.44          $2.62       $3.82
                                 =======     =======        =======     =======


                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                        1995        1994
                                                           -------      -------
Net income                                                $ 90,807     $135,645
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            230,687      378,006
	Increase (decrease) in cash arising from changes
	in operating assets and liabilities:
                Accounts receivables                        11,981       25,444
                Prepaid expenses                           (14,246)      (5,057)
                Deferred rent receivable                    57,838      111,093
                Accounts payable and accrued expenses      (50,133)      40,922
                Other payables                                 -          2,092
                Due to affiliates                           (9,127)      11,474
                                                           -------      -------
Net cash provided by operating activities                  317,807      699,619

Cash Flows from Investing Activities:

        Additions to real estate assets                   (271,990)    (118,836)
                                                           -------      -------
Net cash used for investing activities                    (271,990)    (118,836)

Cash Flows from Financing Activities:

        Cash distributions                                (183,202)    (610,526)
                                                           -------      -------
Net cash used for financing activities                    (183,202)    (610,526)

Net decrease in cash and cash equivalents                 (137,385)     (29,743)
Cash and cash equivalents at beginning of period         1,048,774    1,062,569
                                                           -------    ---------
Cash and cash equivalents at end of period                $911,389   $1,032,826

                                                           =======    =========


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, the statements of cash flows for the six months ended June 30, 1995 and 1994, and the statement of partners' capital for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


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

At June 30, 1995, the Partnership had cash and cash equivalents totalling $911,389 compared with $1,048,774 at December 31, 1994. The $137,385 decrease is attributable to tenant and building improvements and cash distributions exceeding net cash provided by operations. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

At Atrium I, two leases totaling 6,456 square feet or approximately 7% of the property's leasable area, are scheduled to expire during the third quarter of 1995. The General Partner has been in contact with these tenants regarding a lease renewal, however, there can be no assurance that a renewal will be executed.

Deferred rent receivable totaled $240,734 at June 30, 1995 compared with $298,572 at December 31, 1994. The decrease is primarily attributable to the amortization of rental concessions and step rents included in certain leases at Atrium I.

Accounts payable and accrued expenses decreased to $26,221 at June 30, 1995 from $76,354 at December 31, 1994. The decrease is primarily attributable to the payment of Partnership and property invoices which were outstanding at year-end 1994. Tenant improvements payable decreased to $36,544 at June 30, 1995 from $91,798 at December 31, 1994 as a result of the timing of payments for tenant improvements at Atrium I.

After reviewing the Partnership's operations for the 1995 second quarter, the General Partner determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at Atrium, and a cash distribution to the Limited Partners. Accordingly, a cash distribution in the amount of $3 per Unit will be paid to Limited Partners during the 1995 third quarter. The timing and amount of future distributions, if any, will be reviewed quarterly by the General Partner. Future cash distributions may be reduced or suspended in anticipation of significant lease expirations in 1995 at Atrium. In addition, distributions may become more volatile since the Partnership has only one property.

Results of Operations

As a result of the sale of North Pointe during the fourth quarter of 1994, the Partnership's results of operations for the three and six months ended June 30, 1995 are not comparable to the corresponding periods in 1994. Operations resulted in net income of $30,700 and $90,807 for the three and six months ended June 30, 1995, respectively, compared with $114,652 and $135,645 for the respective periods in 1994. The decrease is primarily attributable to the sale of North Pointe.

Rental income at Atrium I totaled $292,574 and $604,414 for the three and six months ended June 30, 1995, respectively, compared with $322,817 and $634,492 for the respective periods in 1994, lower due to reduced occupancy at the property. Tenant expense reimbursements at Atrium I totaled $3,715 and $44,734 for the three and six months ended June 30, 1995, compared with $22,686 and $38,758 for the comparable periods in 1994. The decrease for the three-month period is due to credits given to tenants and reduced occupancy, while the increase for the six-month period reflects higher utility income at the property.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled $174,812 and $340,177 for the three and six months ended June 30, 1995, respectively, compared to $211,716 and $435,787 at Atrium I for the respective periods in 1994. The decrease reflects lower utility and cleaning expenses largely due to space reductions by certain tenants during 1994. Depreciation and amortization expenses totaled $115,967 and $230,687 for the three and six months ended June 30, 1995, respectively, compared to $105,123 and $210,054 at Atrium I for the respective periods in 1994. The increase resulted from a higher depreciable asset base at Atrium I due to tenant and building improvements completed during the past year.

Professional fees totaled $13,946 and $21,769 for the three and six months ended June 30, 1995, compared with $9,091 and $18,538 for the corresponding periods in 1994. The increase reflects higher legal fees which were offset partly by lower appraisal costs.

The lease levels at Atrium I as of June 30, 1995 and June 30, 1994 were 83% and 95%, respectively.





                           PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None
                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMMERCIAL DEVELOPMENT FUND 85 A REAL
                                        ESTATE LIMITED PARTNERSHIP

				BY:	CDF85 REAL ESTATE SERVICES INC.
					General Partner



Date:  August 11, 1995
					BY:	/s/Kenneth L. Zakin
					Name: 	Kenneth L. Zakin
					Title:	Director and President



Date:  August 11, 1995
					BY:	/s/William Caulfield
					Name:  	William Caulfield
					Title: 	Vice President and
						Chief Financial Officer