Form 10-Q
period 1995-09-30
COMMERCIAL DEVELOPMENT FUND 85
filed 1995-11-14
CIK 769400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                                 -----------------------------

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)




        Connecticut                                             06-1141277
-------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                                10285
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip code)

                                 (212) 526-3237
                        -------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                ---------------
                                 Balance Sheets
                                ---------------

                                          September 30,            December 31,
Assets                                            1995                    1994

Land                                      $    639,650            $    639,650
Building and personal property               8,125,721               8,038,682
Tenant improvements                          1,422,703               1,003,171

                                            10,188,074               9,681,503
Less-accumulated depreciation               (3,079,042)             (2,770,841)

                                             7,109,032               6,910,662

Cash and cash equivalents                      694,543               1,048,774
Accounts receivables                            62,293                  29,749
Prepaid expenses, net of accumulated
  amortization of $150,525 in 1995
  and $114,635 in 1994                         176,293                 197,788
Deferred rent receivable                       196,608                 298,572

  Total Assets                            $  8,238,769            $  8,485,545


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses   $     30,695            $     76,354
  Other payables                                12,227                  12,227
  Due to affiliates                             26,079                  27,127
  Tenant improvements payable                   36,544                  91,798

  Total Liabilities                            105,545                 207,506

Partners' Capital:
  General Partner                               69,750                  61,579
  Limited Partners                           8,063,474               8,216,460

  Total Partners' Capital                    8,133,224               8,278,039

Total Liabilities and Partners' Capital   $  8,238,769            $  8,485,545


                         ------------------------------
                         Statement of Partners' Capital
                  For the nine months ended September 30, 1995
                         ------------------------------

                                            General        Limited
                                            Partner       Partners        Total

Balance at December 31, 1994                $61,579     $8,216,460   $8,278,039
Net income                                   21,908        108,058      129,966
Cash distributions                          (13,737)      (261,044)    (274,781)

Balance at September 30, 1995               $69,750     $8,063,474   $8,133,224


                            ------------------------
                            Statements of Operations
                            ------------------------

                                  Three months ended         Nine months ended
                                     September 30,             September 30,
Income                             1995         1994         1995         1994
------                        ---------    ---------    ---------    ---------
Rental                       $  317,782   $  585,329   $  922,196   $1,718,755
Tenant expense reimbursements    53,834       53,309       98,568      133,599
Interest and other               12,592        7,651       83,875       21,914

  Total Income                  384,208      646,289    1,104,639    1,874,268

Expenses
--------
Property operating              207,436      251,007      547,613      906,634
Depreciation and amortization   113,404      203,861      344,091      581,867
Bad debt                             --       93,786           --       93,786
General and administrative       20,534       22,274       57,525       62,437
Professional fees                 3,675        9,090       25,444       27,628

  Total Expenses                345,049      580,018      974,673    1,672,352

  Net Income                 $   39,159   $   66,271   $  129,966   $  201,916

Net Income Allocated:

To the General Partner       $    7,092   $   12,956   $   21,908   $   37,802
To the Limited Partners          32,067       53,315      108,058      164,114

                             $   39,159   $   66,271   $  129,966   $  201,916

Per limited partnership unit
        (29,000 outstanding)      $1.11        $1.84        $3.73        $5.66


                         ------------------------------
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                         ------------------------------

Cash Flows from Operating Activities:                     1995            1994
                                                   -----------    ------------
Net income                                        $    129,966   $     201,916
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                         344,091         581,867
 Provision for losses on rents and other receivables        --          93,786
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
   Accounts receivables                                (32,544)         10,286
   Prepaid expenses                                    (14,395)        (38,194)
   Deferred rent receivable                            101,964         163,264
   Accounts payable and accrued expenses               (45,659)         67,798
   Other payables                                       12,247
   Due to affiliates                                    (1,048)           (800)
Net cash provided by operating activities              482,375       1,092,170

Cash Flows from Investing Activities:

 Additions to real estate assets                      (561,825)       (183,981)

Net cash used for investing activities                (561,825)       (183,981)

Cash Flows from Financing Activities:

 Cash distributions                                   (274,781)       (915,789)

Net cash used for financing activities                (274,781)       (915,789)

Net decrease in cash and cash equivalents             (354,231)         (7,600)
Cash and cash equivalents at beginning of period     1,048,774       1,062,569

Cash and cash equivalents at end of period         $   694,543     $ 1,054,969

Supplemental Schedule of Non-cash Investing Activity:

 Write-off of fully depreciated real estate assets $        --     $    60,583


                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, the statements of cash flows for the nine months ended September 30, 1995 and 1994, and the statement of partners' capital for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
On October 24, 1994, the Partnership sold North Pointe for a gross sales price of $4,900,000 to the property's major tenant. The Partnership received proceeds from the sale in the amount of $4,684,491 net of selling costs. The Partnership recognized a gain on sale of $216,998.

At September 30, 1995, the Partnership had cash and cash equivalents totalling $694,543 compared with $1,048,774 at December 31, 1994. The $354,231 decrease is attributable to tenant and building improvements and cash distributions exceeding net cash provided by operations. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

At Atrium I, two new three-year leases representing 2,510 square feet, as well as a lease expansion with a tenant that now occupies 8,847 square feet, were executed during the quarter. In addition, the General Partner executed a one-year lease renewal with a tenant occupying 11,674 square feet. Another tenant occupying 4,414 square feet pursuant to a lease which expired in September 1995, continues to occupy its space on a month-to-month basis. No leases are scheduled to expire until March 1996.

Deferred rent receivable totaled $196,608 at September 30, 1995 compared with $298,572 at December 31, 1994. The decrease is primarily attributable to the amortization of rental concessions and step rents included in certain leases at Atrium I.

Accounts payable and accrued expenses decreased to $30,695 at September 30, 1995 from $76,354 at December 31, 1994. The decrease is primarily attributable to the timing of the payment of property operating expenses which were outstanding at year-end 1994. Tenant improvements payable decreased to $36,544 at September 30, 1995 from $91,798 at December 31, 1994 as a result of the timing of payments for tenant improvements at Atrium I.

After reviewing the Partnership's operations for the 1995 third quarter, the General Partner determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at Atrium, and a cash distribution to the Limited Partners. Accordingly, a cash distribution in the amount of $3 per Unit will be paid to Limited Partners during the 1995 fourth quarter. The timing and amount of future distributions, if any, will be reviewed quarterly by the General Partner. Future cash distributions may become more volatile since the Partnership has only one property.

Results of Operations
---------------------
As a result of the sale of North Pointe during the fourth quarter of 1994, the Partnership's results of operations for the three and nine months ended September 30, 1995 are not comparable to the corresponding periods in 1994. Operations resulted in net income of $39,159 and $129,966 for the three and nine months ended September 30, 1995, respectively, compared with $66,271 and $201,916 for the respective periods in 1994. The decrease is primarily attributable to the sale of North Pointe.

Rental income at Atrium I was largely unchanged and totaled $317,782 and $922,196 for the three and nine months ended September 30, 1995, respectively, compared with $321,801 and $956,293 for the respective periods in 1994. Tenant expense reimbursements at Atrium I totaled $53,834 and $98,568 for the three and nine months ended September 30, 1995, compared with $37,103 and $75,861 for the comparable periods in 1994. The increases are due to higher utility income during 1995. Interest and other income totaled $12,592 and $83,875 for the three and nine months ended September 30, 1995, compared with $7,651 and $21,914 for the respective periods in 1994. The increase is attributable to higher interest rates on the Partnership's cash balances, in addition to an early lease termination payment received from a tenant during the second quarter 1995.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled $207,436 and $547,613 for the three and nine months ended September 30, 1995, respectively, compared to $148,634 and $584,421 at Atrium I for the respective periods in 1994. The increase for the three-month period, is primarily attributable to repair and maintenance and higher utilities costs during the 1995 third quarter, relative to the lack of repair and maintenance costs during the corresponding 1994 period. Depreciation and amortization expenses totaled $113,404 and $344,091 for the three and nine months ended September 30, 1995, respectively, compared to $110,683 and $320,737 at Atrium I for the respective periods in 1994. The increase resulted from a higher depreciable asset base at Atrium I due to tenant and building improvements completed during the p ast year. The Partnership had no bad debt for the nine months ended September 30, 1995 compared to $93,786 for the corresponding 1994 period, which represented a reserve for outstanding rent, escalation and tenant receivables associated with a tenant at North Pointe.

The lease levels at Atrium I as of September 30, 1995 and September 30, 1994 were 85% and 83%, respectively.



                           -------------------------
                           PART II OTHER INFORMATION
                           -------------------------

Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits - None

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


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



Date:  November 13, 1995
					BY:	/s/Kenneth L. Zakin
					Name: 	Kenneth L. Zakin
					Title:	Director and President



Date:  November 13, 1995
					BY:	/s/William Caulfield
					Name:  	William Caulfield
					Title: 	Vice President and
                                                Chief Financial Officer