Form 10-K
period 1995-12-31
COMMERCIAL DEVELOPMENT FUND 85
filed 1996-04-01
CIK 769400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934[FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934[NO FEE REQUIRED]

                        Commission file number:  0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
              Exact name of registrant as specified in its charter


Connecticut                                               06-1141277
- ------------------------------                 --------------------------------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, 29th Floor
 New York, NY ATTN: Andre Anderson                             10285
- --------------------------------------                      ----------
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

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

Documents Incorporated by Reference:

Portions of Prospectus dated August 9, 1985 filed with the Securities and Exchange Commission pursuant to rule 424(b) on August 16, 1985 are incorporated by reference into Parts I, II, III and IV of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


                                     PART I

Item 1.  Business

(a)	General Development of Business

Commercial Development Fund 85, A Real Estate Limited Partnership (the "Partnership") was formed on May 20, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to acquire, own and operate the following three commercial properties (the "Properties" or individually a "Property"): Oakbrook Corners, a service center complex located in Atlanta, Georgia; North Pointe, a four-story office building located in Greensboro, North Carolina; and Atrium I, a five-story atrium office building located in Mt. Laurel, New Jersey. Oakbrook Corners was sold on November 20, 1989 for $9,050,000 resulting in net proceeds to the Partnership of $8,713,538. North Pointe was sold on October 24, 1994 for $4,900,000 resulting in net proceeds to the Partnership of $4,684,491.

The General Partners of the Partnership were originally Shearson Lehman Brothers Real Estate Services I, Inc. (see below), a Delaware corporation and an affiliate of Lehman Brothers Inc. (see below), and Phoenix Realty Management, Inc. ("Phoenix"), a Connecticut corporation and a wholly owned subsidiary of Phoenix Mutual Life Insurance Company ("Phoenix Mutual"). On December 3, 1990 and December 6, 1990, Phoenix sent a notice of resignation as co-General Partner of the Partnership to CDF85 Real Estate Services Inc. ("RE Services" or the "General Partner"), formerly Shearson Lehman Brothers Real Estate Services I, Inc. (See Item 10. "Certain Matters Involving Affiliates of RE Services") and to the Limited Partners. The effective date of the resignation was May 4, 1991. As a result of the resignation of Phoenix, RE Services, as sole General Partner manages the affairs of the Partnership. Details of Phoenix's withdrawal are incorporated by reference to Note 1 "Organization" of the Notes to the Financial Statements.

(b)	Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to the Financial Statements.

(d)  Competition

Incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(e)  Employees

The Registrant has no employees.


Item 2.  Properties

Description of Property and material leases incorporated by reference to the section entitled "Message to Investors" and Note 4 "Real Estate Investments" of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

Neither the Registrant nor the Property is subject to any material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the fourth quarter of 1995.



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

(b) Holders

As of December 31, 1995, the number of holders of Units was 2,810.

(c) Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1995 incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
As of December 31, 1995, the Partnership had cash and cash equivalents totaling $676,893, compared with $1,048,774 at December 31, 1994. The $371,881 decrease is primarily attributable to the payment of cash distributions and tenant and building improvements in excess of cash flow from operations in 1995. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I and future capital expenditures.

On October 24, 1994, the partnership sold North Pointe for a gross sales price of $4,900,000 to Cone Mills, a major tenant occupying 72% of the property's leasable area. The Partnership received proceeds from the sale in the amount of $4,684,491 net of selling costs. The Partnership recognized a gain on sale of $216,998.

Accounts receivable totaled $45,962 at December 31, 1995, compared to $29,749 at December 31, 1994. The increase primarily reflects the timing of rental payments. Prepaid expenses totaled $159,429 at December 31, 1995, compared to $197,788 at December 31, 1994. The decrease is largely the result of the amortization of leasing commissions.

Deferred rent receivable totaled $141,390 at December 31, 1995 compared with $298,572 at December 31, 1994. The decrease is mainly due to the amortization of rental concessions and step rents included in certain leases at Atrium I. Tenant improvements payable totaled $36,544 at December 31, 1995 compared to $91,798 at December 31, 1994. The decrease of $55,254 is as a result of the timing of payments for tenant improvements at Atrium I.

The General Partner declared cash distributions totaling $12 per Unit for the year ended December 31, 1995. Included in this total is a cash distribution in the amount of $3 per unit which was paid to the Limited Partners on February 9, 1996. After reviewing the Partnership's operations for the fourth quarter of 1995, the General Partner determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at Atrium, and fund a cash distribution to the Limited Partners. The timing and amount of future cash distributions, if any, will be reviewed quarterly by the General Partner.

On February 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on February 23, 1996.

Results of Operations

1995 Versus 1994
- ----------------
As a result of the sale of North Pointe during the fourth quarter of 1994, the Partnership's results of operations for the year ended December 31, 1995 are not comparable to the corresponding period in 1994. Operations resulted in net income of $10,669 for the year ended December 31, 1995 compared with $304,624 for the year ended December 31, 1994. The decrease primarily reflects the sale of North Pointe.

Rental income totaled $1,210,977 for the year ended December 31, 1995, compared to $2,037,817 for the year ended December 31, 1994, of which $1,204,285 related to Atrium I. Tenant expense reimbursements decreased by $41,512 to $115,866 for the year ended December 31, 1995 from $157,378 for the year ended December 31, 1994, as a result of the sale of North Pointe. Interest and other income totaled $94,741 for the year ended December 31, 1995, compared to $57,241 for the year ended December 31, 1994. The increase at Atrium I is largely attributable to the receipt of a lease termination payment in 1995.

Property operating expenses totaled $829,542 for the year ended December 31, 1995, compared to $1,097,188 for the year ended December 31, 1994, of which $756,264 related to Atrium I. The increase at Atrium I is primarily due to repairs and maintenance completed during 1995 and to legal fees related to the real estate tax appeal. Depreciation and amortization totaled $456,171 for the year ended December 31, 1995, compared to $723,853 for the year ended December 31, 1994, of which $440,429 related to Atrium I. The increase at Atrium I is primarily due to a higher depreciable asset base at Atrium I resulting from tenant and building improvements completed during 1995.

Bad debt expenses totaled $13,880 for the year ended December 31, 1995 compared with $93,786 for the year ended December 31, 1994. The decrease of $79,906 primarily reflects the 1995 amount related to a tenant at Atrium I, while the 1994 balance represented a reserve for outstanding rent, escalation and tenant receivables associated with a tenant at North Pointe.

The lease level at Atrium I as of December 31, 1995 was 84%.

1994 Versus 1993
- ----------------
Operations resulted in net income of $304,624 for the year ended December 31, 1994, as compared to $359,224 for the year ended December 31, 1993. The decrease reflects lower rental and interest income combined with an increase in total expenses resulting from write-offs related to the sale of North Pointe and an increase in bad debt expense. The write-offs consisted of deferred rent receivable and leasing commissions.

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

The lease level at Atrium I as of December 31, 1994 was 86%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


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

The executive officers and directors of RE Services are listed below.

        Name                    Office
        ------------            -----------
	Kenneth L. Zakin	President and Director
	William Caulfield	Vice President and Chief Financial Officer
	Joseph Donaldson	Vice President


Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers Inc. and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member o f the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 36, is a Vice President of Lehman Brothers Inc. and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Joseph Donaldson, 32, serves as a Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank.
Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RE Services
- ---------------------------------------------------
On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the Shearson Lehman Real Estate Services I, Inc. general partner changed its name to CDF85 Real Estate Services Inc. to delete any reference to "Shearson."


Item 11.  Executive Compensation

The General Partner and its Affiliates receive certain fees, commissions, and reimbursements for expenses incurred as provided for on pages 11 through 15 of the Prospectus under "Management Compensation." See Exhibit 28a incorporated herein by reference.

The General Partner is entitled to receive a share of cash distributed when and as cash distributions are made to Limited Partners and a share of taxable income or loss, and may be reimbursed for certain out-of-pocket expenses. See "Item 8. Financial Statements and Supplementary Data," and Note 6 "Transactions with Related Parties" of the Notes to the Financial Statements. The General Partner's share of cash distributions for 1995 and 1994 was $18,316 and $96,543, respectively. In addition, the General Partner was entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements are contained on pages 11 through 15 of the Prospectus. See Appendix B incorporated herein by reference.

Officers and directors of the General Partner are employees of Lehman Brothers Inc. and are not compensated by the Registrant or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1995.

(b)   Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of December 31, 1995.

(c) 	Changes in Control

None


Item 13.  Certain Relationships and Related Transactions

(a)	Transactions With Management and Others

Incorporated by reference to Note 6 "Transactions with Related Parties" of the Notes to the Financial Statements under Item 8.

(b)	Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partner or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With Related Parties" of Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under
Item 14.

(c)	Indebtedness of Management

No management person is indebted in any amount to the Partnership.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1) Financial Statements:

   Report of Independent Auditors                                       (1)

   Balance Sheets - At December 31, 1995 and 1994                       (1)

   Statements of Partners' Capital - For the years ended
     December 31, 1995, 1994 and 1993                                   (1)

   Statements of Operations - For the years ended
     December 31, 1995, 1994 and 1993                                   (1)

   Statements of Cash Flows - For the years ended
     December 31, 1995, 1994 and 1993                                   (1)

   Notes to the Financial Statements                                    (1)


   (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

(a)(2)  Financial Statement Schedule:

   Independent Auditors' Report on Schedule                             F-1

   Schedule III - Real Estate and Accumulated Depreciation              F-2

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

   (10)(B) Form of Subscription Agreement. Reference is made to Exhibit B of the Prospectus.

   (10)(C) Settlement Statement dated October 24, 1994 regarding sale of North Pointe. Reference is made to Exhibit 10c to Form 10-K for the year ended December 31, 1994.

   (13)    Annual Report to the Unitholders for the year ended December 31,
           1995

   (27)    Financial Data Schedule

   (28)(A) Pages 11-15, 18, 73 and 74 of the Prospectus.  Reference is made to
           Exhibit 28c to Form 10-K filed on March 28, 1991.

(b)(3) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 1995.

                           -------------------------
                                   SIGNATURES
                           -------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 28, 1996

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



                                CDF85 REAL ESTATE SERVICES INC.
                                General Partner




Date:   March 28, 1996
                                BY:     /s/Kenneth L. Zakin
                                        Kenneth L. Zakin
                                        Director and President




Date:   March 28, 1996
                                BY:     /s/ William Caulfield
                                        William Caulfield
                                        Vice President and
                                        Chief Financial Officer




Date:   March 28, 1996
                                BY:     /s/ Joseph Donaldson
                                        Joseph Donaldson
                                        Vice President






                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


The Partners
Commercial Development Fund 85:


Under date of February 15, 1996 we reported on the balance sheets of Commercial Development Fund 85 (a Connecticut limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG Peat Marwick LLP

Boston, Massachusetts
February 15, 1996





                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                 Initial Cost to Partnership(A)

                                                                  Buildings and
Description                     Encumbrances (1)         Land      Improvements

Office Building:

Atrium I
Mount Laurel, NJ                          $   --     $639,650        $9,052,712

                                          $   --     $639,650        $9,052,712




        Cost Capitalized
        Subsequent
        To Acquisition
        ---------------


                        Buildings and
Description             Improvements            Retirement

Office Building:

Atrium I
Mount Laurel, NJ        $1,680,299              $(1,430,317)

                        $1,680,299              $(1,430,317)





                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995




              Gross Amount at Which Carried at Close of Period (B)


                                       Buildings and               Accumulated
Description              Land          Improvements   Total        Depreciation

Office Building:

Atrium I
Mount Laurel, NJ         $   639,650   $9,302,694     $9,942,344   $(2,911,280)

                         $   639,650   $9,302,694     $9,942,344   $(2,911,280)




                         COMMERCIAL DEVELOPMENT FUND 85
                      (A Connecticut limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                        Life on which
                                                        Depreciation
                                                        in Latest
                        Date of         Date            Income Statements
Description             Construction    Acquired        is Computed

Office Building:

Atrium I
Mount Laurel, NJ        1985            12/30/85        5 - 35 years


(A) The initial cost to the Partnership represents the original purchase price of the property.

(B) The aggregate cost of real estate at December 31, 1995, 1994 and 1993, for Federal Income tax purposes is $11,792,664, $10,658,416 and $17,762,425, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real Estate investments:                   1995            1994            1993

Beginning of year                    $9,681,503     $15,589,380     $15,827,049
Additions                               526,568         268,479         170,087
Less Retirements                       (265,727)        (94,631)       (407,756)
Less North Pointe Sale                       --      (6,081,725)             --

End of year                          $9,942,344     $ 9,681,503     $15,589,380

Accumulated Depreciation:

Beginning of year                    $2,770,841     $ 3,787,932     $ 3,506,089
Depreciation expense                    406,166         688,254         689,599
Less Retirements                       (265,727)        (94,631)       (407,756)
Less North Pointe Sale                       --      (1,610,714)             --

End of year                          $2,911,280     $ 2,770,841     $ 3,787,932