Form 10-Q
period 1996-03-31
COMMERCIAL DEVELOPMENT FUND 85
filed 1996-05-15
CIK 769400

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1996

           or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
                        --------------------------------
              Exact Name of Registrant as Specified in its Charter


            Connecticut                                 06-1141277
           ------------                               --------------
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
- - ---------------------------------------                          10285
Address of Principal Executive Offices                          -------
                                                                Zip Code


                                 (212) 526-3237
                               -----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Balance Sheets
- - ---------------                                 At March 31,   At December 31,
                                                       1996              1995
Assets
Land                                           $    639,650      $    639,650
Buildings and personal property                   8,159,675         8,158,131
Tenant improvements                                 784,622         1,144,563
                                                  9,583,947         9,942,344
Less accumulated depreciation                    (2,611,072)       (2,911,280)
                                                  6,972,875         7,031,064
Cash and cash equivalents                           682,989           676,893
Accounts receivable                                  43,258            45,962
Prepaid expenses, net of accumulated
 amortization of $174,678 in 1996
 and $164,640 in 1995                               176,348           159,429
Deferred rent receivable                            113,224           141,390
       Total Assets                            $  7,988,694      $  8,054,738
Liabilities and Partners' Capital
Liabilities:
    Accounts payable and accrued expenses      $     94,359      $     70,619
    Due to affiliates                                13,056            13,000
    Other payables                                   12,239            12,227
    Tenant improvements payable                      36,544            36,544
       Total Liabilities                            156,198           132,390
Partners' Capital:
    General Partner                                  64,589            64,105
    Limited Partners (29,000 units
    outstanding)                                  7,767,907         7,858,243
       Total Partners' Capital                    7,832,496         7,922,348
       Total Liabilities and Partners' Capital $  7,988,694      $  8,054,738




Statement of Partners' Capital
- - --------------------------------
For the three months ended March 31, 1996
                                            Limited     General
                                           Partners     Partner         Total
Balance at December 31, 1995             $7,858,243    $ 64,105    $7,922,348
Net income (loss)                            (3,336)      5,063         1,727
Cash distributions                          (87,000)     (4,579)      (91,579)
Balance at March 31, 1996                $7,767,907    $ 64,589    $7,832,496



Statements of Operations
- - -------------------------
For the three months ended March 31,                       1996          1995
Income
Rental                                                $ 334,711     $ 311,840
Tenant expense reimbursements                            (2,938)       41,019
Interest and other                                        8,747        15,200
     Total Income                                       340,520       368,059
Expenses
Property operating                                      196,335       165,365
Depreciation and amortization                           109,578       114,720
General and administrative                               20,729        20,044
Professional fees                                        12,151         7,823
     Total Expenses                                     338,793       307,952
     Net Income                                      $    1,727     $  60,107
Net Income (Loss) Allocated:
To the General Partner                               $    5,063     $   8,162
To the Limited Partners                                  (3,336)       51,945
                                                     $    1,727     $  60,107
Per limited partnership unit
(29,000 outstanding)                                      $(.12)        $1.79



Statements of Cash Flows
- - -------------------------
For the three months ended March 31,                       1996          1995
Cash Flows From Operating Activities
Net income                                            $   1,727   $    60,107
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                      109,578       114,720
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities
     Accounts receivable                                  2,704         9,621
     Deferred rent receivable                            28,166        15,127
     Prepaid expenses                                   (26,957)        3,406
     Accounts payable and accrued expenses               23,740       (30,146)
     Due to affiliates                                       56       (18,127)
     Other payables                                          12             _
Net cash provided by operating activities               139,026       154,708
Cash Flows From Investing Activities
Additions to real estate                                (41,351)      (10,965)
Net cash used for investing activities                  (41,351)      (10,965)
Cash Flows From Financing Activities
Cash distributions                                      (91,579)      (91,579)
Net cash used for financing activities                  (91,579)      (91,579)
Net increase in cash and cash equivalents                 6,096        52,164
Cash and cash equivalents, beginning of period          676,893     1,048,774
Cash and cash equivalents, end of period              $ 682,989   $ 1,100,938
Supplemental Schedule of Non-cash Investing Activity:
Write-off of fully depreciated tenant improvements    $ 399,748   $         _



Notes to the Financial Statements
- - ----------------------------------
The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At March 31, 1996, the Partnership had cash and cash equivalents totaling $682,989 relatively unchanged from $676,893 at December 31, 1995. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

Atrium I was 85% leased at March 31, 1996, compared to 84% at March 31, 1995. As previously reported, a tenant leasing 6,837 square feet vacated its space upon expiration of its lease on March 31, 1996. During the quarter, one tenant executed a six year lease renewal and expanded its space by an additional 1,953 square feet, and now leases a total of 11,460 square feet. Another tenant extended its lease for four years and decreased its space by 1,535 square feet for a total of 4,770 square feet. Additionally, on April 15, 1996 an existing tenant extended its lease for an additional five years and took an additional 9,419 square feet. This tenant now occupies 13,833 square feet. A lease with a tenant representing 11,674 square feet or approximately 12% of the Property's total leasable area, is scheduled to expire in September 1996.

Deferred rent receivable totaled $113,224 at March 31, 1996 compared with $141,390 at December 31, 1995. The decrease is primarily attributable to the amortization of rental concessions and step rents included in certain leases at Atrium I.

Accounts payable and accrued expenses increased to $94,359 at March 31, 1996 from $70,619 at December 31, 1995. The increase is primarily attributable to the timing of the payment of property operating expenses.

After reviewing the Partnership's operations for the 1996 first quarter, the General Partner determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at Atrium, and a cash distribution to the Limited Partners. Accordingly, a cash distribution in the amount of $3 per Unit will be paid to Limited Partners in May 1996. As a result of an expected increase in tenant improvement expenses and leasing commissions associated with several recent lease renewals and expansions, and the possibility that a new 8,000 square foot lease may be executed in the near-term, the General Partner will find it necessary to suspend distributions beginning with the second quarter of 1996.

Results of Operations
- - ---------------------
Operations resulted in net income of $1,727 for the three months ended March 31, 1996 compared with $60,107 for the same period in 1995. The decrease is primarily attributable to lower tenant expense reimbursements and higher property operating expenses, partially offset by higher rental income.

Rental income increased to $334,711 for the three months ended March 31, 1996 from $311,840 for the respective period in 1995, primarily due to higher rental rates and average occupancy. Due to a decrease in utility reimbursements and the timing of payments from tenants, the Property was required to issue a credit totaling $2,938 for the three months ended March 31, 1996, versus collecting $41,019 in tenant reimbursements for the comparable period in 1995. Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled
$196,335 for the three months ended March 31, 1996 compared to $165,365 for the same period in 1995. The increase is primarily attributable to higher snow removal and electric utility expenses during the unusually harsh winter season.





Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                           (27) Financial Data Schedule

                (b)  Reports on Form 8-K -

                On February 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-today operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on February 23, 1996.



                                   SIGNATURES
                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    COMMERCIAL DEVELOPMENT FUND 85
                               BY:  CDF85 Real Estate Services Inc.
                                    General Partner



Date:   May 15, 1996                BY:  /s/ Kenneth L. Zakin
                                         Director and President