Form 10-Q
period 1996-06-30
COMMERCIAL DEVELOPMENT FUND 85
filed 1996-08-15
CIK 769400

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

    or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-14349



                         COMMERCIAL DEVELOPMENT FUND 85
                       -----------------------------------
              Exact Name of Registrant as Specified in its Charter



        Connecticut                                      06-1141277
       -------------                                   -------------
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
- -------------------------------------                            10285
Address of Principal Executive Offices                          -------
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





Balance Sheets
                                               At June 30,     At December 31,
                                                     1996                1995
Assets
Land                                         $    639,650        $    639,650
Buildings and personal property                 8,171,869           8,158,131
Tenant improvements                               856,093           1,144,563
                                                9,667,612           9,942,344
Less accumulated depreciation                  (2,706,736)         (2,911,280)
                                                6,960,876           7,031,064
Cash and cash equivalents                         574,535             676,893
Accounts receivable                                25,279              45,962
Prepaid expenses, net of accumulated
  amortization of $100,874 in 1996 and
  $164,640 in 1995                                246,623             159,429
Deferred rent receivable                          109,594             141,390
      Total Assets                           $  7,916,907        $  8,054,738
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $     76,334        $     70,619
  Due to affiliates                                13,021              13,000
  Other payables                                   12,239              12,227
  Tenant improvements payable                      36,544              36,544
      Total Liabilities                           138,138             132,390
Partners' Capital:
  General Partner                                  66,686              64,105
  Limited Partners (29,000 units
   outstanding)                                 7,712,083           7,858,243
      Total Partners' Capital                   7,778,769           7,922,348
      Total Liabilities and Partners'
       Capital                               $  7,916,907        $  8,054,738






Statement of Partners' Capital
For the six months ended June 30, 1996

                                             Limited     General
                                            Partners     Partner         Total
Balance at December 31, 1995            $  7,858,243   $  64,105   $ 7,922,348
Net income                                    27,840      11,739        39,579
Cash distributions                          (174,000)     (9,158)     (183,158)
Balance at June 30, 1996                $  7,712,083   $  66,686   $ 7,778,769






Statements of Operations

                        Three months ended June 30,   Six months ended June 30,
                                 1996         1995           1996         1995
Income
Rental                      $ 322,143    $ 292,574      $ 656,854   $  604,414
Tenant expense
 reimbursements                21,147        3,715         18,209       44,734
Interest and other              8,236       56,083         16,983       71,283
    Total Income              351,526      352,372        692,046      720,431
Expenses
Property operating            175,568      174,812        371,903      340,177
Depreciation and
 amortization                 109,192      115,967        218,770      230,687
General and administrative     20,637       16,947         41,366       36,991
Professional fees               8,277       13,946         20,428       21,769
    Total Expenses            313,674      321,672        652,467      629,624
    Net Income              $  37,852    $  30,700      $  39,579   $   90,807
Net Income Allocated:
To the General Partner      $   6,676    $   6,654      $  11,739   $   14,816
To the Limited Partners        31,176       24,046         27,840       75,991
                            $  37,852    $  30,700      $  39,579   $   90,807
Per limited partnership
unit (29,000 outstanding)
                                $1.08         $.83           $.96        $2.62





Statements of Cash Flows

For the six months ended June 30,                           1996          1995
Cash Flows From Operating Activities
Net income                                            $   39,579   $    90,807
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         218,770       230,687
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
      Accounts receivable                                 20,683        11,981
      Deferred rent receivable                            31,796        57,838
      Other payables                                          12             -
      Prepaid expenses                                  (110,760)      (14,246)
      Accounts payable and accrued expenses                5,715       (50,133)
      Due to affiliates                                       21        (9,127)
Net cash provided by operating activities                205,816       317,807
Cash Flows From Investing Activities
Additions to real estate                                (125,016)     (271,990)
Net cash used for investing activities                  (125,016)     (271,990)
Cash Flows From Financing Activities
Cash distributions                                      (183,158)     (183,202)
Net cash used for financing activities                  (183,158)     (183,202)
Net decrease in cash and cash equivalents               (102,358)     (137,385)
Cash and cash equivalents, beginning of period           676,893     1,048,774
Cash and cash equivalents, end of period              $  574,535   $   911,389
Supplemental Schedule of Non-cash Investing Activity:
Write-off of fully depreciated tenant improvements    $  399,748   $         -



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


Liquidity and Capital Resources
- --------------------------------
At June 30, 1996, the Partnership had cash and cash equivalents totaling $574,535 compared with $676,893 at December 31, 1995. The decrease is due to capital additions and cash distributions exceeding net cash provided by operations. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

We are pleased to report the execution of a five-year lease totaling 8,000 square feet during the 1996 second quarter. In addition, as previously reported, on April 15, 1996 an existing tenant extended its lease for five years and took an additional 9,419 square feet. The tenant now occupies 13,833 square feet. As a result, Atrium I was 95% leased at June 30, 1996, compared to 83% at June 30, 1995. A lease with a tenant representing 11,674 square feet or approximately 12% of the Property's total leasable area is scheduled to expire in August 1996

Prepaid expenses increased to $246,623 at June 30, 1996 from $159,429 at December 31, 1995, primarily due to leasing commissions associated with increased leasing activity at the property. Deferred rent receivable totaled $109,594 at June 30, 1996 compared with $141,390 at December 31, 1995. The decrease is primarily attributable to the amortization of rental concessions and step rents included in certain leases at Atrium I.

The Partnership will be using cash from operations and cash reserves to fund leasing commissions and tenant improvement costs associated with recent leasing activity. To ensure that the Partnership has sufficient funds available to meet these expenses, cash distributions were suspended beginning with the 1996 second quarter distribution which would have been paid in August. The General Partner will review the Partnership's operations and cash reserves on a quarterly basis to determine when distributions may be reinstated, although it is currently anticipated that distributions will not be reinstated during 1996.


Results of Operations
- ----------------------
Operations resulted in net income of $37,852 and $39,579 for the three and six months ended June 30, 1996, respectively, compared with $30,700 and $90,807 for the three and six months ended June 30, 1995, respectively. The decrease for the six-month period is primarily attributable to lower tenant expense reimbursements and interest and other income, and higher property operating expenses, partially offset by higher rental income.

Rental income increased to $322,143 and $656,854 for the three and six months ended June 30, 1996, respectively, compared with $292,574 and $604,414 for the three and six months ended June 30, 1995, respectively. The increase is largely due to higher lease rates.

Interest and other income totaled $8,236 and $16,983 for the three and six months ended June 30, 1996, respectively, compared with $56,083 and $71,283 for the three and six months ended June 30, 1995. The decrease is due to the Partnership's lower average cash balances in 1996, and the receipt in 1995 of an early lease termination payment. Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes.

Property operating expenses totaled $175,568 and $371,903 for the three and six months ended June 30, 1996 compared with $174,812 and $340,177 for the comparable periods in 1995. The increase for the six-month period in 1996 is primarily attributable to higher snow removal and electric utility costs.





Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.





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



                                  COMMERCIAL DEVELOPMENT FUND 85
                             BY:  CDF85 Real Estate Services Inc.
                                  General Partner



Date:   August 13, 1996           BY:  /s/ Kenneth L. Zakin
                                       ---------------------
                                       Director and President