Form 10-Q
period 1996-09-30
COMMERCIAL DEVELOPMENT FUND 85
filed 1996-11-14
CIK 769400

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996

   or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


    Connecticut
   -------------                                         06-1141277
State or Other Jurisdiction of                         -------------
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
-------------------------------------                               10285
Address of Principal Executive Offices                             -------
                                                                   Zip Code



                                 (212) 526-3237
                              -------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Balance Sheets                               At September 30,   At December 31,
                                                        1996              1995
Assets
Land                                             $   639,650       $   639,650
Buildings and personal property                    8,177,819         8,158,131
Tenant improvements                                1,020,484         1,144,563
                                                   9,837,953         9,942,344
Less accumulated depreciation                     (2,802,401)       (2,911,280)
                                                   7,035,552         7,031,064
Cash and cash equivalents                            446,608           676,893
Accounts receivable                                   44,005            45,962
Prepaid expenses, net of accumulated
 amortization of $111,502 in 1996 and
 $164,640 in 1995                                    229,842           159,429
Deferred rent receivable                             105,960           141,390
        Total Assets                             $ 7,861,967       $ 8,054,738
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    62,020       $    70,619
  Due to affiliates                                   11,000            13,000
  Other payables                                      12,250            12,227
  Tenant improvements payable                         36,544            36,544
        Total Liabilities                            121,814           132,390
Partners' Capital:
  General Partner                                     69,539            64,105
  Limited Partners (29,000 units outstanding)      7,670,614         7,858,243
        Total Partners' Capital                    7,740,153         7,922,348
        Total Liabilities and Partners' Capital  $ 7,861,967       $ 8,054,738





Statement of Partners' Capital
For the nine months ended September 30, 1996

                                                Limited    General
                                               Partners    Partner       Total
Balance at December 31, 1995                 $7,858,243   $ 64,105  $7,922,348
Net income (loss)                               (13,629)    14,592         963
Cash distributions                             (174,000)    (9,158)   (183,158)
Balance at September 30, 1996                $7,670,614   $ 69,539  $7,740,153






Statements of Operations
                                      Three months ended     Nine months ended
                                         September 30,          September 30,
                                      1996         1995         1996       1995
Income
Rental                            $300,178     $317,782   $  957,032  $ 922,196
Tenant expense reimbursements        3,458       53,834       21,667     98,568
Interest and other                   6,653       12,592       23,636     83,875
     Total Income                  310,289      384,208    1,002,335  1,104,639
Expenses
Property operating                 214,263      207,436      586,166    547,613
Depreciation and amortization      108,070      113,404      326,840    344,091
General and administrative          14,059       20,534       55,425     57,525
Professional fees                   12,513        3,675       32,941     25,444
        Total Expenses             348,905      345,049    1,001,372    974,673
        Net Income (Loss)         $(38,616)    $ 39,159   $      963  $ 129,966
Net Income (Loss) Allocated:
To the General Partner           $   2,853     $  7,092   $   14,592  $  21,908
To the Limited Partners            (41,469)      32,067      (13,629)   108,058
                                 $ (38,616)    $ 39,159   $      963  $ 129,966
Per limited partnership unit
(29,000 outstanding)                $(1.43)       $1.11        $(.47)     $3.73



Statements of Cash Flows
For the nine months ended September 30,                      1996         1995
Cash Flows From Operating Activities
Net income                                              $     963   $  129,966
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                          326,840      344,091
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Accounts receivable                                 1,957      (32,544)
        Deferred rent receivable                           35,430      101,964
        Other payables                                         23            -
        Prepaid expenses                                 (106,384)     (14,395)
        Accounts payable and accrued expenses              (8,599)     (45,659)
        Due to affiliates                                  (2,000)      (1,048)
Net cash provided by operating activities                 248,230      482,375
Cash Flows From Investing Activities
Additions to real estate                                 (295,357)    (561,825)
Net cash used for investing activities                   (295,357)    (561,825)
Cash Flows From Financing Activities
Cash distributions                                       (183,158)    (274,781)
Net cash used for financing activities                   (183,158)    (274,781)
Net decrease in cash and cash equivalents                (230,285)    (354,231)
Cash and cash equivalents, beginning of period            676,893    1,048,774
Cash and cash equivalents, end of period                $ 446,608   $  694,543
Supplemental Schedule of Non-cash Investing Activity:
Write-off of fully depreciated tenant improvements      $ 399,748   $        -




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).


Part I, Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources
-------------------------------
At September 30, 1996, the Partnership had cash and cash equivalents totaling $446,608 compared with $676,893 at December 31, 1995. The decrease is due to capital additions and cash distributions exceeding net cash provided by operations. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

While a tenant leasing 11,674 square feet or approximately 12% of the Property's total leasable area vacated a portion of its space during the quarter, it continues to lease 6,770 square feet on a month-to-month basis. It is uncertain whether the tenant will renew its lease. Additionally, a tenant which executed an 8,000 square foot lease during the second quarter of this year, expanded its space by 1,507 square feet during the third quarter. As a result of this leasing activity the Property was 91% leased at September 30, 1996 versus 85% leased for the comparable period in 1995.

Prepaid expenses increased to $229,842 at September 30, 1996 from $159,429 at December 31, 1995, primarily due to leasing commissions associated with increased leasing activity at the property. Deferred rent receivable totaled $105,960 at September 30, 1996 compared with $141,390 at December 31, 1995. The decrease is primarily attributable to the amortization of rental concessions and step rents included in certain leases at Atrium I.

The Partnership will be using cash from operations and cash reserves to fund leasing commissions and tenant improvement costs associated with recent leasing activity. To ensure that the Partnership has sufficient funds available to meet these expenses, cash distributions were suspended beginning with the 1996 second quarter distribution which would have been paid in August. A portion of these tenant improvements have been completed and one of the tenants has taken occupancy of its space. However, distributions will remain suspended until the remaining tenant improvements are substantially completed. The General Partner will review the Partnership's operations and cash reserves on a quarterly basis to determine when distributions may be reinstated.

Results of Operations
---------------------
Operations resulted in a net loss of $38,616 and net income of $963 for the three and nine months ended September 30, 1996, respectively, compared with net income of $39,159 and $129,966 for the three and nine months ended September 30, 1995, respectively. The decreases are primarily attributable to lower tenant expense reimbursements and interest and other income, and higher property operating expenses.

Rental income totaled $300,178 and $957,032 for the three and nine months ended September 30, 1996, respectively, largely unchanged from $317,782 and $922,196 for the three and nine months ended September 30, 1995, respectively. Tenant expense reimbursements totaled $3,458 and $21,667 for the three and nine months ended September 30, 1996, compared to $53,834 and $98,568 for the three and nine months ended September 30, 1995. The decreases are primarily due to lower electrical and miscellaneous income in 1996. Interest and other income totaled $6,653 and $23,636 for the three and nine months ended September 30, 1996, respectively, compared with $12,592 and $83,875 for the three and nine months ended September 30, 1995. The decreases are mainly due to the Partnership's lower average cash balances in 1996, and the receipt in 1995 of an early lease termination payment.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled $214,263 and $586,166 for the three and nine months ended September 30, 1996 compared with $207,436 and $547,613 for the comparable periods in 1995. The increases are primarily attributable to higher legal expenses and snow removal and electric utility costs.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.




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



                                    COMMERCIAL DEVELOPMENT FUND 85
                               BY:  CDF85 Real Estate Services Inc.
                                    General Partner



Date:  November 13, 1996            BY:  /s/ Kenneth L. Zakin
                                         Director and President