Form 10-K
period 1996-12-31
COMMERCIAL DEVELOPMENT FUND 85
filed 1997-03-31
CIK 769400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1996
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-14349



                         COMMERCIAL DEVELOPMENT FUND 85
                        ---------------------------------
              Exact name of registrant as specified in its charter


           Connecticut                                   06-1141277
         --------------                                -------------
State or other jurisdiction of
incorporation or organization               I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor
New York, NY ATTN: Andre Anderson                                 10285
--------------------------------------                           -------
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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.




                                PART I

Item 1.  Business

(a) General Development of Business

Commercial Development Fund 85, A Real Estate Limited Partnership (the "Partnership" or "Registrant") was formed on May 20, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to acquire, own and operate the following three commercial properties (the "Properties" or individually a "Property"): Oakbrook Corners, a service center complex located in Atlanta, Georgia; North Pointe, a four-story office building located in Greensboro, North Carolina; and Atrium I, a five-story atrium office building located in Mt. Laurel, New Jersey. Oakbrook Corners was sold on November 20, 1989 for $9,050,000 resulting in net proceeds to the Partnership of $8,713,538. North Pointe was sold on October 24, 1994 for $4,900,000 resulting in net proceeds to the Partnership of $4,684,491. The Partnership began marketing Atrium I for sale in 1997, as detailed under
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The General Partners of the Partnership were originally Shearson Lehman Brothers Real Estate Services I, Inc. (see below), a Delaware corporation and an affiliate of Lehman Brothers Inc. (see below), and Phoenix Realty Management, Inc. ("Phoenix"), a Connecticut corporation and a wholly owned subsidiary of Phoenix Mutual Life Insurance Company ("Phoenix Mutual"). On December 3, 1990 and December 6, 1990, Phoenix sent a notice of resignation as co-General Partner of the Partnership to CDF85 Real Estate Services Inc. ("RE Services" or the "General Partner"), formerly Shearson Lehman Brothers Real Estate Services I, Inc. (See Item 10. "Certain Matters Involving Affiliates of RE Services") and to the Limited Partners, respectively. The effective date of the resignation was May 4, 1991. As a result of the resignation of Phoenix, RE Services, as sole General Partner manages the affairs of the Partnership. Details of Phoenix's withdrawal are incorporated by reference to Note 1 "Organization" of the Notes to the Financial Statements contained in the Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(b) Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to the Financial Statements contained in the Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(d)  Competition

Incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(e)  Employees

The Registrant has no employees.


Item 2.  Properties

Description of Property and material leases incorporated by reference to the section entitled "Message to Investors" and Note 4 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

Neither the Registrant nor the Property is subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the fourth quarter of 1996.




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

(b) Holders

As of December 31, 1996, the number of holders of Units was 2,796.

(c) Distributions

For the periods ended December 31,

                    1996      1995
1st Quarter        $3.00     $3.00
2nd Quarter           _       3.00
3rd Quarter           _       3.00
4th Quarter           _       3.00
Total              $3.00     $12.00

The Partnership paid cash distributions to limited partners totaling $3.00 per Unit for the year ended December 31, 1996. Since inception, the Partnership has paid total cash distributions of $804.68 per original $1,000 Unit, including $505.81 per Unit in return of capital payments which have reduced the Unit size from $1,000 to $494.19.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
In light of the Property's stable tenant base and improving conditions in the market where the Property is located, the General Partner has recently engaged a broker to market the Property for sale. As a result of the possible pending sale, the Property was reclassified on the balance sheet as of December 31, 1996, as Real estate held for sale. As of December 31, 1996, the Partnership had cash and cash equivalents totaling $38,638, compared with $676,893 at December 31, 1995. The decrease is primarily attributable to the payment of cash distributions and tenant and building improvements in excess of cash flow from operations in 1996. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I.

Accounts receivable totaled $20,583 at December 31, 1996, compared to $45,962 at December 31, 1995. The decrease primarily reflects the timing of rental payments. Prepaid expenses decreased to $7,293 at December 31, 1996, from $159,429 at December 31, 1995. Deferred rent receivable decreased to $0 at December 31, 1996 from $141,390 at December 31, 1995. Both decreases are mainly due to the reclassification of the property as held for sale as of December 31, 1996.

Accounts payable and accrued expenses totaled $126,121 at December 31, 1996, compared to $83,619 at December 31, 1995. The increase is primarily due to the timing of payments and accruals for property operating expenses.

A discussion of leasing activity at the Property is incorporated herein by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

The Partnership paid cash distributions to limited partners totaling $3.00 per Unit for the year ended December 31, 1996. Since inception, the Partnership has paid total cash distributions of $804.68 per original $1,000 Unit, including $505.81 per Unit in return of capital payments which have reduced the Unit size from $1,000 to $494.19.

The Partnership has been using cash from operations and cash reserves to fund leasing commissions and tenant improvement costs associated with recent significant leasing activity at the Property. To ensure that the Partnership has sufficient funds available to meet these expenses, cash distributions were suspended beginning with the 1996 second quarter distribution which would have been paid in August 1996. The majority of these tenant improvements have been completed and the tenants have taken occupancy of their space. The ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Property operations and the adequacy of cash reserves, which need to be replenished following the completion of the tenant improvements discussed above. The General Partner intends to continually evaluate the Partnership's cash position, however, since the Partnership has recently commenced marketing the Property for sale, any future payments to limited partners would likely be in the form of a liquidating distribution.

On February 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
---------------------
1996 Versus 1995

Operations resulted in a net loss of $1,547,568 for the year ended December 31, 1996 compared to net income of $10,669 for the year ended December 31, 1995. The change from net income to net loss is primarily attributable to a $1,373,990 loss recognized on the write down of the Atrium I property when reclassified as Real Estate Held for Sale in accordance with Financial Accounting Standards No. 121. This write down was recorded on the 1996 Financial Statements only and had no impact on Limited Partners' tax basis capital accounts nor does it have any impact or affect on the property's operations or cash flow. See Note 2 "Significant Accounting Policies - Accounting for Impairment", Note 4 "Real Estate Investments" of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

Rental income totaled $1,225,519 for the year ended December 31, 1996, largely unchanged from $1,210,977 for the year ended December 31, 1995. Tenant expense reimbursements declined from $115,866 for the year ended December 31, 1995 to $32,877 for the year ended December 31, 1996 mainly due to lower electric and miscellaneous income. Interest and other income totaled $26,845 for the year ended December 31, 1996 compared to $94,741 for the year ended December 31, 1995, reflecting lower average cash balances maintained in 1996 and the receipt in 1995 of a lease termination payment.

Depreciation and amortization totaled $509,806 for the year ended December 31, 1996 compared to $456,171 for the year ended December 31, 1995. The increase is primarily due to a higher depreciable asset base resulting from tenant improvements completed in 1995 and 1996. General and administrative expenses were $83,929 for the year ended December 31, 1996 compared to $75,103 for the year ended December 31, 1995. The increase is mainly due to higher Partnership administration fees.

The lease level at Atrium I as of December 31, 1996 was 84%.

1995 Versus 1994

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

Rental income totaled $1,210,977 for the year ended December 31, 1996, compared to $2,037,817 for the year ended December 31, 1994, of which $1,204,285 related to Atrium I. Tenant expense reimbursements decreased by $41,512 to $115,866 for the year ended December 31, 1995 from $157,378 for the year ended December 31, 1994, as a result of the sale of North Pointe. Interest and other income totaled $94,741 for the year ended December 31, 1995, compared to $57,241 for the year ended December 31, 1994. The increase at Atrium I is largely attributable to the receipt of a lease termination payment in 1995.

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

The lease level at Atrium I as of December 31, 1995 was 84%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


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

  Name                Office
  Kenneth L. Zakin    Director and President
  William Caulfield   Vice President and Chief Financial Officer
  Moshe Braver        Vice President

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 37, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

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

The General Partner is entitled to receive a share of cash distributed when and as cash distributions are made to Limited Partners and a share of taxable income or loss, and may be reimbursed for certain out-of-pocket expenses. See "Item 8. Financial Statements and Supplementary Data," and Note 6 "Transactions with Related Parties" of the Notes to the Financial Statements. The General Partner's share of cash distributions for 1996 and 1995 was $9,158 and $18,316, respectively. In addition, the General Partner is entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements are contained on pages 11 through 15 of the Prospectus. See Appendix B incorporated herein by reference.

Officers and directors of the General Partner are employees of Lehman Brothers Inc. and are not compensated by the Registrant or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1996.

(b)   Security Ownership of Management

No officer or director of the General Partner beneficially owned directly or indirectly any Units of the Registrant as of December 31, 1996.

(c)   Changes in Control

None


Item 13.  Certain Relationships and Related Transactions

(a)   Transactions With Management and Others

Incorporated by reference to Note 6 "Transactions with Related Parties" of the Notes to the Financial Statements contained in the Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(b)   Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partner or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With Related Parties" of Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under
Item 14.

(c)    Indebtedness of Management

No management person is indebted in any amount to the Partnership.



                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


  (a)(1) Financial Statements:

       Report of Independent Auditors                                   (1)

       Balance Sheets - At December 31, 1996 and 1995                   (1)

       Statements of Partners' Capital - For the years ended
        December 31, 1996, 1995 and 1994                                (1)

       Statements of Operations - For the years ended
        December 31, 1996, 1995 and 1994                                (1)

       Statements of Cash Flows - For the years ended
        December 31, 1996, 1995 and 1994                                (1)

       Notes to the Financial Statements                                (1)


       (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

  (a)(2) Financial Statement Schedule:

       Independent Auditors' Report on Schedule III                     F-1

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

     (13) Annual Report to the Unitholders for the year ended December 31, 1996.

     (27) Financial Data Schedule.

     (28)(A) Pages 11-15, 18, 73 and 74 of the Prospectus. Reference is made to Exhibit 28c to Form 10-K filed on March 28, 1991.

       (b)(3) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 1996. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                           COMMERCIAL DEVELOPMENT FUND 85

                           BY: CDF85 Real Estate Services Inc.
                               General Partner





Dated: March 27, 1997          BY:      /s/Kenneth L. Zakin
                               Name:    Kenneth L. Zakin
                               Title:   Director and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                           CDF85 REAL ESTATE SERVICES INC.
                           General Partner





Dated: March 27, 1997      BY: /s/Kenneth L. Zakin
                               Kenneth L. Zakin
                               Director and President





Dated: March 27, 1997      BY: /s/ William Caulfield
                               William Caulfield
                               Vice President and
                               Chief Financial Officer





Dated: March 27, 1997      BY: /s/ Moshe Braver
                               Moshe Braver
                               Vice President







                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                   -------------------------------------------


The Partners
Commercial Development Fund 85:


Under date of March 21, 1997 we reported on the balance sheets of Commercial Development Fund 85 (a Connecticut limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    KPMG Peat Marwick LLP

Boston, Massachusetts
March 21, 1997






   Schedule III - Real Estate and Accumulated Depreciation
   December 31, 1996


                           Atrium I

   Location                             Mount Laurel, NJ

   Construction date                                1985
   Acquisition date                             12/30/85
   Life on which depreciation
   in latest income statements
   is computed                                5 - 35 yrs
   Encumbrances
   Initial cost to Partnership (1):
        Land                                    $639,650
        Building and
        improvements                           9,052,712
   Costs capitalized
   subsequent to acquisition:
        Land, building
        and improvements                       2,442,649
        Retirements                           (1,830,065)
        Accumulated depreciation              (2,970,986)
        Net write down adjustment             (1,033,960)
   Gross amount at which
   carried at close of period (2)(3):
        Real estate held for sale           $  6,300,000


   (1) The initial cost to the Partnership represents the original purchase price of the property.

   (2) The aggregate cost of real estate at December 31, 1996, 1995, 1994, for Federal Income tax purposes is $12,334,743, $11,792,664 and $10,658,416.

   (3) In accordance with FAS 121, the Partnership reclassified the Property to Real estate held for sale as of December 31, 1996.

   A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:


                                               1996         1995          1994
   Real estate investments:
   Beginning of year                    $ 9,942,344   $9,681,503   $15,589,380
   Additions                                762,350      526,568       268,479
   Retirements                             (399,748)    (265,727)      (94,631)
   North Point Sale                               -            -    (6,081,725)
   Net write down adjustment             (1,033,960)           -             -
   End of year                          $ 9,270,986   $9,942,344   $ 9,681,503

   Accumulated depreciation:
   Beginning of year                    $ 2,911,280   $2,770,841   $ 3,787,932
   Depreciation expense                     459,454      406,166       688,254
   Retirements                             (399,748)    (265,727)      (94,631)
   North Point Sale                               -            -    (1,610,714)
   End of year                          $ 2,970,986   $2,911,280   $ 2,770,841