Form 10-Q
period 1997-03-31
COMMERCIAL DEVELOPMENT FUND 85
filed 1997-05-15
CIK 769400

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
                       ----------------------------------
              Exact Name of Registrant as Specified in its Charter


      Connecticut                                          06-1141277
---------------------------                              --------------
State or Other Jurisdiction                   I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                            10285
-------------------------------------                         --------
Address of Principal Executive Offices                        Zip Code

                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---

Balance Sheets                              At March 31,      At December 31,
                                                    1997                 1996
Assets
Real estate held for sale                     $6,369,062           $6,300,000
Cash and cash equivalents                         54,658               38,638
Accounts receivable                               38,907               20,583
Prepaid expenses                                   2,917                7,293
        Total Assets                          $6,465,544           $6,366,514

Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses         $  112,662           $  126,121
Security deposits                                  3,550               12,227
Tenant improvements payable                       36,544               36,544
        Total Liabilities                        152,756              174,892

Partners' Capital:
General Partner                                    6,599                  541
Limited Partners (29,000 units outstanding)    6,306,189            6,191,081
        Total Partners' Capital                6,312,788            6,191,622
Total Liabilities and Partners' Capital       $6,465,544           $6,366,514





Statement of Partners' Capital
For the three months ended March 31, 1997
                                    General             Limited
                                    Partner             Partners          Total
Balance at December 31, 1996         $  541           $6,191,081     $6,191,622
Net income                            6,058              115,108        121,166
Balance at March 31, 1997            $6,599           $6,306,189     $6,312,788



Statements of Operations
For the three months ended March 31,                    1997              1996
Income
Rental                                              $314,575          $334,711
Tenant expense reimbursements                          2,961            (2,938)
Interest and other                                    15,568             8,747
        Total Income                                 333,104           340,520
Expenses
Property operating                                   185,494           196,335
Depreciation and amortization                             --           109,578
General and administrative                            20,122            20,729
Professional fees                                      6,322            12,151
Total Expenses                                       211,938           338,793
        Net  Income                                 $121,166          $  1,727
Net Income (Loss) Allocated:
To the General Partner                              $  6,058          $  5,063
To the Limited Partners                              115,108            (3,336)
                                                    $121,166          $  1,727
Per limited partnership unit
(29,000 outstanding)                                   $3.97             $(.12)




Statements of Cash Flows
For the three months ended March 31,                    1997              1996
Cash Flows From Operating Activities
Net income                                          $121,166          $  1,727
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                             --            99,540
 Amortization                                             --            10,038
Increase (decrease) in cash arising from changes in
operating assets and liabilities:
  Accounts receivable                                (18,324)            2,704
  Prepaid expenses                                     4,376           (26,957)
  Deferred rent receivable                                --            28,166
  Security deposits                                   (8,677)               12
  Accounts payable and accrued expenses              (13,459)           23,740
  Due to affiliates                                       --                56
Net cash provided by operating activities             85,082           139,026

Cash Flows From Investing Activities
Additions to real estate                             (69,062)          (41,351)
Net cash used for investing activities               (69,062)          (41,351)

Cash Flows From Financing Activities
Cash distributions                                        --           (91,579)
Net cash used for financing activities                    --           (91,579)
Net increase in cash and cash equivalents             16,020             6,096
Cash and cash equivalents, beginning of period        38,638           676,893
Cash and cash equivalents, end of period            $ 54,658          $682,989

Supplemental Schedule of Non-cash Investing Activity:
Write-off of fully depreciated tenant improvements      $ --          $399,748



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all noraml and reoccuring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents totaling $54,658, compared to $38,638 at December 31, 1996. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I. The increase is due to cash flow from operations in excess of real estate additions.

Accounts receivable totaled $38,907 at March 31, 1997, compared to $20,583 at December 31, 1996. The increase is largely due to the timing of rental payments. Accounts payable and accrued expenses totaled $112,662 at March 31, 1997, compared to $126,121 at December 31, 1996. The decrease is largely due to the timing of the payments of property operating expense.

A tenant whose lease representing 1,334 square feet was originally scheduled to expire in August 1998 terminated its lease and vacated the building on February 28, 1997. The tenant paid an early termination penalty of approximately $14,000. Despite this vacancy, occupancy at the Property remained at 84%, unchanged from year-end 1996.

Results of Operations

Operations resulted in net income of $121,166 for the three months ended March 31, 1997 compared with $1,727 for the same period in 1996. The increase is primarily attributable to no depreciation expense being recorded for the first three months of 1997 due to the Partnership's property being held for sale.

Rental income totaled $314,575 for the three months ended March 31, 1997, largely unchanged from $334,711 for the respective period in 1996. Due to a decrease in utility reimbursements, the Property was required to issue credits to certain lessees which resulted in a net credit of $2,938 for the three months ended March 31, 1996, versus collecting $2,961 in tenant reimbursements for the comparable period in 1997. Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled $185,494 for the three months ended March 31, 1997, largely unchanged from $196,335 for the same period in 1996.

Depreciation and amortization totaled $109,578 for the three months ended March 31, 1996, compared to $0 for the three months ended March 31, 1997. The Partnership recorded no depreciation expense for the three months ended March 31, 1997 due to the Partnership's property being held for sale.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

              (27) Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         COMMERCIAL DEVELOPMENT FUND 85

                    BY:  CDF85 Real Estate Services Inc.
                         General Partner




Date:   May 15, 1997             BY:  /s/ Kenneth L. Zakin
                                 Director and President