Form 10-Q
period 1997-06-30
COMMERCIAL DEVELOPMENT FUND 85
filed 1997-08-14
CIK 769400

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

                                       or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities ---Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
                         ------------------------------
              Exact Name of Registrant as Specified in its Charter


Connecticut                                               06-1141277
-------------                                             ------------
State or Other Jurisdiction                I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,                      10285
New York, NY    Attn: Andre Anderson
-------------------------------------                      -------
Address of Principal Executive Offices                     Zip Code


                                 (212) 526-3237
              Registrant's Telephone Number,  Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No ____

Consolidated Balance Sheets             At June 30,             At December 31,
                                              1997                        1996
Assets
Real estate held for sale               $6,501,297                  $6,300,000
Cash and cash equivalents                   90,960                      38,638
Accounts receivable                          4,608                      20,583
Prepaid expenses                            15,268                       7,293
    Total Assets                        $6,612,133                  $6,366,514


Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses   $139,415                    $126,121
  Security deposits                          3,550                      12,227
  Tenant improvements payable               36,544                      36,544
     Total Liabilities                     179,509                     174,892
Partners' Capital:
  General Partner                           12,591                         541
  Limited Partners
  (29,000 units outstanding)             6,420,033                   6,191,081
    Total Partners' Capital              6,432,624                   6,191,622
    Total Liabilities
    and Partners' Capital               $6,612,133                  $6,366,514





Statement of Partners' Capital
For the six months ended June 30, 1997
                                        General         Limited
                                        Partner        Partners           Total
Balance at December 31, 1996             $  541     $ 6,191,081      $6,191,622
Net income                               12,050         228,952         241,002
Balance at June 30, 1997                $12,591      $6,420,033      $6,432,624



Statements of Operations
                                             Six months            Three months
                                         ended June 30,          ended June 30,

                                     1997          1996       1997         1996
Income
Rental                           $323,680      $322,143   $638,255     $656,854
Tenant expense reimbursements      19,509        21,147     22,470       18,209
Interest and other                  1,094         8,236     16,662       16,983
  Total Income                    344,283       351,526    677,387      692,046
Expenses
Property operating                190,841       175,568    376,335      371,903
Depreciation and amortization          --       109,192         --      218,770
General and administrative         26,631        20,637     46,753       41,366
Professional fees                   6,975         8,277     13,297       20,428
    Total Expenses                224,447       313,674    436,385      652,467
    Net Income                   $119,836       $37,852   $241,002      $39,579
Net Income Allocated:
To the General Partner             $5,992       $ 6,676    $12,050      $11,739
To the Limited Partners           113,844        31,176    228,952       27,840
                                 $119,836       $37,852   $241,002      $39,579
Per limited partnership unit
(29,000 outstanding)                $3.93         $1.08      $7.89         $.96



Statements of Cash Flows
For the six months ended June 30,                  1997                    1996
Cash Flows From Operating Activities
Net income                                     $241,002                 $39,579
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                       --                 195,204
  Amortization                                       --                  23,566
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Accounts receivable                          15,975                  20,683
    Prepaid expenses                             (7,975)               (110,760)

    Deferred rent receivable                         --                  31,796
    Accounts payable and accrued expenses        13,294                   5,736
    Security deposits                            (8,677)                     12
Net cash provided by operating activities       253,619                 205,816
Cash Flows From Investing Activities
Additions to real estate                       (201,297)               (125,016)
Net cash used for investing activities         (201.297)               (125,016)
Cash Flows From Financing Activities
Cash distributions                                   --                (183,158)
Net cash used for financing activities               --                (183,158)
Net increase (decrease) in cash
and cash equivalents                             52,322                (102,358)
Cash and cash equivalents, beginning of period   38,638                 676,893
Cash and cash equivalents, end of period        $90,960                $574,535

Supplemental Schedule of
Non-cash Investing Activity:
Write-off of fully depreciated
tenant improvements                            $     --                $399,748


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital for the six months ended June 30, 1997.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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




Part I, Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Liquidity and Capital Resources


The Partnership has engaged a real estate broker to assist with the sale of Atrium I located in Mt. Laurel, New Jersey. The General Partner currently anticipates that the sale of Atrium I will be completed in 1997. However, there can be no assurance that the property will be sold within this time frame or that any sale, if completed, will result in a particular price. Accordingly, the property has been reclassified on the balance sheet as "Real estate held for sale."

At June 30, 1997, the Partnership had cash and cash equivalents totaling $90,960, compared to $38,638 at December 31, 1996. The cash and cash equivalents balance includes a working capital reserve to cover anticipated costs associated with the lease-up of vacant space at Atrium I. The increase is due to cash flow from operations in excess of real estate additions.

Accounts receivable totaled $4,608 at June 30, 1997, compared to $20,583 at December 31, 1996. The decrease is largely due to the timing of rental payments. Prepaid expenses totaled $15,268 at June 30, 1997, compared to $7,293 at December 31, 1996. The increase is primarily attributable to the prepayment of insurance premiums for 1997.

Accounts payable and accrued expenses totaled $139,415 at June
30, 1997, compared to $126,121 at December 31, 1996.  The
increase is largely due to the timing of invoice payments.

Atrium I was 84% occupied at June 30, 1997, unchanged from
December 31, 1996.


Results of Operations


Operations resulted in net income of $119,836 and $241,002 for the three and six months ended June 30, 1997, respectively, compared with $37,852 and $39,579 for the three and six months ended June 30, 1996, respectively. The increases are primarily attributable to depreciation not being recorded during the first six months of 1997 as a result of Atrium I being reclassified as "Real estate held for sale."

Rental income totaled $638,255 for the six months ended
June 30, 1997, compared to $656,854 for the six months ended June 30, 1996. The decrease in 1997 is largely due to lower average occupancy in 1997. Rental income totaled $323,680 for the three months ended June 30, 1997, largely unchanged from $322,143 for the comparable period in 1996.

Interest and other income totaled $1,094 and $16,662 for the three and six months ended June 30, 1997, respectively, compared with $8,236 and $16,983 for the comparable periods in 1996. The decrease for the three-month period is mainly due to the Partnership's lower average cash balances in 1997.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled $190,841 and $376,335 for the three and six months ended June 30, 1997, respectively, compared with $175,568 and $371,903 for the comparable periods in 1996. The slight increases are mainly due to higher cleaning costs, associated with preparing the property for sale.

Depreciation and amortization expenses totaled $0 for the three and six months ended June 30, 1997 compared with $109,192 and $218,770 for the corresponding periods in 1996. Depreciation and amortization were not recorded during the first six months of 1997 as a result of the property being reclassified as "Real estate held for sale."

Professional fees totaled $6,975 and $13,297 for the three and six months ended June 30, 1997, compared with $8,277 and $20,428 for the comparable periods in 1996. The decrease for the six-month period in 1997 is mainly due to lower costs for tax and appraisal services.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                        (27) Financial Data Schedule

               (b)  Reports on Form 8-K - No reports on Form 8-K
                     were filed during the quarter ended June 30, 1997.




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



                         COMMERCIAL DEVELOPMENT FUND 85

                    BY:  CDF85 Real Estate Services Inc.
                         General Partner



Date:   August 13, 1997  BY:  /s/Mark Marcucci
                               Director and President




Date:   August 13, 1997  BY:  /s/William Caulfield
                               Vice President and Chief Financial Officer