Form 10-Q
period 1997-09-30
COMMERCIAL DEVELOPMENT FUND 85
filed 1997-11-13
CIK 769400

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

    or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Transition period from ______  to ______


                        Commission File Number: 0-14349


                         COMMERCIAL DEVELOPMENT FUND 85
                         ------------------------------
              Exact Name of Registrant as Specified in its Charter


       Connecticut                                      06-1141277
       -----------                                      ----------
State or Other Jurisdiction                 I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                     10285
-------------------------------------                    -----
Address of Principal Executive Offices                  Zip Code

                                 (212) 526-3237
                                 --------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
                     Yes    X    No ____


Balance Sheets                        At September 30,          At December 31,
                                                  1997                     1996
Assets
Real estate held for sale                   $6,585,713               $6,300,000
Cash and cash equivalents                       36,840                   38,638
Accounts receivable                                  -                   20,583
Prepaid expenses                                11,103                    7,293
    Total Assets                            $6,633,656               $6,366,514
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $ 69,752                 $126,121
  Security deposits                              3,550                   12,227
  Tenant improvements payable                   36,544                   36,544
    Total Liabilities                          109,846                  174,892
Partners' Capital:
General Partner                                 17,150                      541
Limited Partners
(29,000 units outstanding)                   6,506,660                6,191,081
  Total Partners' Capital                    6,523,810                6,191,622
  Total Liabilities and Partners' Capital   $6,633,656               $6,366,514





Statement of Partners' Capital
For the nine months ended September 30, 1997
                                    General              Limited
                                    Partner             Partners          Total
Balance at December 31, 1996         $  541          $ 6,191,081    $ 6,191,622
Net income                           16,609              315,579        332,188
Balance at September 30, 1997       $17,150           $6,506,660     $6,523,810


Statements of Operations
                               Three months ended            Nine months ended
                                    September 30,                 September 30,
                               1997          1996              1997        1996
Income
Rental                     $253,535      $300,178          $891,790    $957,032
Tenant expense
reimbursements               16,324         3,458            38,794      21,667
Interest and other            1,027         6,653            17,689      23,636
  Total Income              270,886       310,289           948,273   1,002,335
Expenses
Property operating          161,532       214,263           537,867     586,166
Depreciation and amortization     -       108,070                 -     326,840
General and administrative   11,580        14,059            58,333      55,425
Professional fees             6,588        12,513            19,885      32,941
  Total Expenses            179,700       348,905           616,085   1,001,372
  Net Income (Loss)         $91,186      $(38,616)         $332,188        $963
Net Income (Loss) Allocated:
To the General Partner       $4,559        $2,853           $16,609     $14,592
To the Limited Partners      86,627       (41,469)          315,579     (13,629)
                            ---------------------------------------------------
                            $91,186      $(38,616)         $332,188        $963

Per limited partnership unit
(29,000 outstanding)          $2.99        $(1.43)            $10.88      $(.47)


Statements of Cash Flows
For the nine months ended September 30,              1997                  1996
Cash Flows From Operating Activities
Net income                                       $332,188                  $963
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                         -               290,868
   Amortization                                         -                35,972
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Accounts receivable                           21,485                 1,957
     Prepaid expenses                              (3,810)             (106,384)
     Deferred rent receivable                           -                35,430
     Accounts payable and accrued expenses        (57,271)              (10,599)
     Security deposits                             (8,677)                   23
Net cash provided by operating activities         283,915               248,230
Cash Flows From Investing Activities
Additions to real estate                         (285,713)             (295,357)
Net cash used for investing activities           (285,713)             (295,357)
Cash Flows From Financing Activities
Cash distributions                                      -              (183,158)
Net cash used for financing activities                  -              (183,158)
Net decrease in cash and cash equivalents          (1,798)             (230,285)
Cash and cash equivalents, beginning of period     38,638               676,893
Cash and cash equivalents, end of period          $36,840              $446,608

Supplemental Schedule of Non-cash Investing Activity:
Write-off of fully depreciated tenant improvements    $ -              $399,748



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On October 9, 1997, the Partnership completed the sale of Atrium I at a price of approximately
$10 million and a net gain of approximately $3.4 million. As a result of the sale the Partnership is expected to dissolve by year-end 1997.



Part I, Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources

On October 9, 1997 the Partnership completed the sale of Atrium I for a price of approximately $10 million and a net gain of approximately $3.4 million (the "Sale"). It is anticipated that the proceeds from such Sale, and any cash available after payment of the Partnership's remaining liabilities, will be distributed to Limited Partners in December 1997. The Partnership will be dissolved shortly thereafter.

Pursuant to the Partnership Agreement, distributions to individual unit holders upon a liquidation of the Partnership will vary from distributions of proceeds from a sale or refinancing of a property when the Partnership is not in liquidation. Distributions from a sale or refinancing when the Partnership is not in liquidation are generally distributed equally to each Unit held by Limited Partners. In liquidation, however, distributions are made in proportion to positive capital account balances which vary depending upon whether a Unit was originally issued to a taxable or a tax-exempt investor. Accordingly, the amount of the special cash distribution will vary depending upon whether a Unit was originally issued to a taxable or a tax-exempt investor. Additional information regarding the payment of this distribution will be provided in future correspondence.

The Partnership had cash and cash equivalents totaling $36,840, at September 30, 1997, largely unchanged from $38,638 at December 31, 1996.

Accounts receivable totaled $0 at September 30, 1997, compared to $20,583 at December 31, 1996. The decrease is attributable to the timing of rental payments. Prepaid expenses totaled $11,103 at September 30, 1997, compared to $7,293 at
December 31, 1996. The increase is primarily attributable to the prepayment of insurance premiums for 1997.

Results of Operations

Operations resulted in net income of $91,186 for the three months ended September 30, 1997, compared with a net loss of $38,616 for the three months ended September 30, 1996. Operations resulted in net income of $332,188 for the nine months ended September 30, 1997, compared to $963 for the comparable period a year ago. The increases are primarily attributable to depreciation not being recorded during the first nine months of 1997 as a result of Atrium I being reclassified as "Real estate held for sale."

Rental income totaled $253,535 and $891,790 for the three and nine months ended September 30, 1997, respectively, compared with $300,178 and $957,032, respectively, for the comparable period in 1996. The decrease in 1997 is largely due to lower average occupancy earlier in the year. Tenant expense reimbursements totaled $16,324 and $38,794 for the three and nine months ended September 30, 1997, respectively, compared with $3,458 and $21,667 for the comparable periods in 1996. The increases are primarily due to higher operating and miscellaneous income in 1997.

Interest and other income totaled $1,027 and $17,689 for the three and nine months ended September 30, 1997, respectively, compared with $6,653 and $23,636 for the comparable periods in 1996. The decrease for the three- and nine-month periods is mainly due to the Partnership's lower average cash balances in 1997.

Property operating expenses consist primarily of on-site personnel expenses, utility costs, repair and maintenance costs, property management fees, insurance and real estate taxes. Property operating expenses totaled $161,532 and $537,867 for the three and nine months ended September 30, 1997, respectively, compared with $214,263 and $586,166 for the comparable periods in 1996. The decreases are mainly due to lower legal and appraisal fees and reduced utility expenses associated with lower average occupancy at the property.

Depreciation and amortization expenses totaled $0 for the three and nine months ended September 30, 1997 compared with $108,070 and $326,840 for the corresponding periods in 1996. Depreciation and amortization were not recorded during the first nine months of 1997 as a result of the property being reclassified as "Real estate held for sale."

Professional fees totaled $6,588 and $19,885 for the three and nine months ended September 30, 1997, compared with $12,513 and 32,941 for the comparable periods in 1996. The decreases are mainly due to lower costs for legal and appraisal services.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                       (27)  Financial Data Schedule

               (b)  Reports on Form 8-K -

                    On October 24, 1997 the Partnership filed a
                    Form 8-K reporting that on October 9, 1997 the Partnership closed on the sale of its remaining property, Atrium I, to an unaffiliated third party.




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



                         COMMERCIAL DEVELOPMENT FUND 85

                         BY:  CDF85 Real Estate Services Inc.
                              General Partner



Date: November 11, 1997  BY:  /s/Mark Marcucci
                             Director and President




Date: November 11, 1997  BY:  /s/Timothy Needham
                             Vice President and Chief Financial Officer